Form 10QSB
period 2000-03-31
INTERNATIONAL STAR INC
filed 2000-05-16
CIK 1100788

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                  FORM 10-QSB

                                -----------------


      [ X ] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               -----------------


                         Commission File Number: 0-28861

                            INTERNATIONAL STAR, INC.


                               -----------------


                  IRS Employer Identification No. - 86-0876846

                       2808 CHILDRESS, Las Vegas, NV 89109
                                 (702) 869-8757


                               -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes    X     No
    ---------   ---------

The Company had 27,480,000 shares of common stock outstanding at March 30, 2000.



Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements (Unaudited)

         Balance Sheets as of March 30, 2000 .............................3

         Statements of Operations ........................................4

         Statements of Cash Flows ........................................5

         Notes to Consolidated Financial Statements (unaudited)...........6

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................6


PART II.   OTHER INFORMATION

Item 6.        Articles of Incorporation   ...............................6

                 Signature Page...........................................7

ITEM 1 -  FINANCIAL STATEMENTS


                            International Star, Inc.

                                 Balance Sheets

                                    Assets

                                                                     March 31,
                                                                        1999
                                                                     ---------

Current Assets:
     Cash ........................................................   $   3,073
                                                                     ---------
                                            Total Current Assets .       3,073

Fixed Assets:
     Equipment & fixtures ........................................        --
     Less accumulated depreciation ...............................        --
                                                                     ---------
                                                Net Fixed Assets .        --

                                                                     ---------
                                                    Total Assets .   $   3,073
                                                                     =========

                     Liabilities and Shareholders' Deficit

Current Liabilities:
     Payables and accrued interest ..............................    $  17,731
     Loans from individuals .....................................       80,000
     Advances  from affiliates / stockholders ...................       99,642
     Loan from affiliate / stockholder ..........................       57,500
                                                                      ---------
                                      Total Current Liabilities .      254,873
Stockholders' Equity:
Common Stock, $.001 par value; authorized
   100,000,000 shares, issued and outstanding 27,480,000 .......        27,480
   on December 31, 1999 and 1998................................

                        Excess of par value over paid in capital .     (12,480)
                                             Accumulated Deficit .    (266,800)
                                     Total Stockholders' Deficit .    (251,800)
                                                                      ---------
                    Total Liabilities and Stockholders' Deficit      $   3,073
                                                                      =========

               See Accompanying Notes to the Financial Statements.

                            International Star, Inc.
                            Statements of Operations

                                                    Period Ended    Period Ended
                                                     March 31,        March 31,
                                                       2000             2000
                                                    ------------    ------------

Revenue: ..................................        $      --        $     --
                              Total Revenue               --              --
                                                    ------------    ------------
 Expenses:
     Mineral development costs ....................         800          23,496
     Interest expense .............................       3,891           1,500
     Depreciation expense / equipment abandonment .        --             6,283
     General and administrative ...................      71,506          39,039
     Legal & accounting fees ......................      52,705           7,627
                                                    ------------    ------------
                                Total Expenses          128,902          77,945

                                                    ------------    ------------
                                      Net Loss     $   (128,902)    $   (77,945)
                                                    ============    ============

Weighted Average Shares Common Stock Outstanding ... 27,480,000      27,480,000

                      Net Loss Per Common Share   $      (0.005)   $     (0.003)
                                                    ============    ============

                 See accompanying notes to financial statements

                            International Star, Inc.

                            Statements of Cash Flows

                                                      Period Ended  Period Ended
                                                       March 31,      March 31,
                                                         2000           2000
                                                       ----------     ----------

Cash flows used in operating activities:
                                       Net Loss .....    $(128,902)   $ (77,945)
     Depreciation expense / equipment abandonment ....         --         6,283
                                                          ---------    ---------
                  Net cash used in operations ........    (128,902)     (71,662)
Changes to operating assets and liabilities:
     Increase (decrease) in accounts payable
        and accrued interest ..........                      4,117       (4,889)
                                                          ---------    ---------
         Cash flows used in operating acitivities ....    (124,785)     (76,551)

Cash flows from financing activities:
     Loans from individuals ..........................      80,000          --
     Advances from stockholders / affiliates .........      40,358       59,139
     Loans from stockholders / affiliates ............       7,500          --
       Cash flows from financing acitivities ........      127,858       59,139
                                                          ---------    ---------
                       Net increase (decrease) in cash       3,073      (17,412)
                  Cash at beginning of period ........          --       17,412

                                                          ---------    ---------
                        Cash at End of Period ........   $   3,073    $      --
                                                          =========    =========

                 See accompanying notes to financial statements

Basis of Preparation

     The unaudited information included herein includes, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the period covered hereby. The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may vary from these estimates.



Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations -- The Company had no business operations during the period to which this report relates.

     Liquidity and Capital Resources -- The Company had no income from operations in the period to which this report relates.




PART II - OTHER INFORMATION

     Item 6 - Articles of Incorporation.

             None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           International STAR
                                           (Registrant)



                                           /s/  Kamal Alawas
                                           -----------------------------------
                                           President, Chief Financial Officer
                                               and Director