Form 10QSB/A
period 2000-03-31
INTERNATIONAL STAR INC
filed 2000-06-02
CIK 1100788

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                    AMENDED

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

The Company had 27,480,000 shares of common stock outstanding at March 31, 2000.



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

                 Signature Page...........................................7

ITEM 1 -  FINANCIAL STATEMENTS


                            International Star, Inc.

                                 Balance Sheet

                                    Assets

                                                                     March 31,
                                                                        2000
                                                                     ---------
                                                                    (unaudited)
Current Assets:
     Cash ........................................................   $     136
                                                                     ----------
                                          Total Current Assets ...         136

Fixed Assets:
     Equipment & fixtures ........................................          --
     Less accumulated depreciation ...............................          --
                                                                     ----------
                                              Net Fixed Assets ...          --

                                                                     ----------
                                                  Total Assets ...   $     136
                                                                     ==========

                     Liabilities and Shareholders' Deficit

Current Liabilities:
     Payables and accrued interest ...............................   $  19,456
     Loans from individuals ......................................          --
     Advances  from affiliates / stockholders ....................     181,065
     Loan from affiliate / stockholder ...........................      57,500
                                                                      ---------
                                   Total Current Liabilities .....     258,021
Stockholders' Equity:
Common Stock, $.001 par value; authorized
   100,000,000 shares, issued and outstanding 27,480,000 on
   December 31, 1999 and 1998..................................         27,480

                      Excess of par value over paid in capital ...     (12,480)
                                           Accumulated Deficit ...    (272,885)
                                   Total Stockholders' Deficit ...    (257,885)
                                                                      ---------
                  Total Liabilities and Stockholders' Deficit        $     136
                                                                      =========

               See Accompanying Notes to the Financial Statements.

                            International Star, Inc.
                            Statements of Operations


                                                      3 Months        3 Months
                                                    Period Ended    Period Ended
                                                      March 31,       March 31,
                                                        2000            1999
                                                    ------------    ------------
                                                     (unaudited)     (unaudited)

Revenue: .......................................... $        --     $        --
                                                    ------------    ------------
                                Total Revenue                --              --
                                                    ------------    ------------
 Expenses:
     Mineral development costs ....................          --              --
     Interest expense .............................       1,725              --
     Depreciation expense / equipment abandonment..          --              --
     General and administrative ...................       4,284           7,938
     Legal & accounting fees ......................          76             151
                                                    ------------    ------------
                                Total Expenses            6,085           8,089

                                                    ------------    ------------
                                      Net Loss      $    (6,085)   $     (8,089)
                                                    ============    ============

Weighted Average Shares Common Stock Outstanding ..  27,480,000      27,480,000

                      Net Loss Per Common Share     $    (0.000)   $     (0.000)
                                                    ============    ============


                 See accompanying notes to financial statements

                            International Star, Inc.

                            Statements of Cash Flows

                                                        3 Months      3 Months
                                                      Period Ended  Period Ended
                                                        March 31,     March 31,
                                                          2000          1999
                                                       ----------     ----------
                                                      (unaudited)    (unaudited)
Cash flows used in operating activities:
                                       Net Loss ...... $  (6,085)     $  (8,089)
                                                       ----------     ----------
                  Net cash used in operations ........    (6,085)        (8,089)
Changes to operating assets and liabilities:
     Increase (decrease) in accounts payable
        and accrued interest ..........                    1,725          8,089
                                                       -----------    ----------
         Cash flows used in operating acitivities ....    (4,360)            --

Cash flows from financing activities:
     Advances from stockholders / affiliates .........     1,423             --
       Cash flows from financing acitivities .........     1,423             --
                                                       -----------    ----------
                   Net increase (decrease) in cash....    (2,937)            --
                   Cash at beginning of period .......     3,073             --

                                                       -----------    ----------
                        Cash at End of Period ........ $     136      $      --
                                                       ===========    ==========

                 See accompanying notes to financial statements

Notes to Interim Financial Statements

     The interim unaudited financial statements should be read in connection with the audited financial statements ended December 31, 1999. The amount of the net loss is a reflection of the available funding to the Company. The size of the Company's losses is limited to available funding to the Company. International Star, Inc. is not currently operating any activities which would produce revenues in the next quarter.

     The Company is maintaining its mineral lease properties, although the current low level of precious metals prices would make it extremely difficult to obtain funding to commercially develop the mineral leases at this time.

     The Company has relied on stockholder advances and loans from individuals to conduct the development of its mineral property and explore various business opportunities. The ability of the Company to continue is a function of its ability to attract outside equity capital. International Star, Inc. owes a total of $80,000 in notes, which will mature on February 15, 2001. The Company is negotiating to convert the notes and accrued interest into common stock. It has no ability to meet its liabilities by cash flow. The Company will attempt to convert all of its debt into common stock to allow it to obtain additional capital for future business opportunities.

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