Form 10QSB
period 2000-06-30
INTERNATIONAL STAR INC
filed 2000-08-14
CIK 1100788

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                  FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               -----------------


                         Commission File Number: 0-28861

                            INTERNATIONAL STAR, INC.
            Incorporated pursuant to the Laws of the State of Nevada


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

The Company had 27,480,000 shares of common stock outstanding at June 30, 2000.



Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements (Unaudited)

         Balance Sheets as of June 30, 2000 ..............................3

         Statements of Operations ........................................4

         Statements of Cash Flows ........................................5

         Notes to Consolidated Financial Statements (unaudited)...........6

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................8


PART II.  OTHER INFORMATION  .............................................9

                 Signature Page..........................................10

EXHIBITS

         Financial Data Schedule .....................................EX 27

ITEM 1 -  FINANCIAL STATEMENTS
------------------------------


                            INTERNATIONAL STAR, INC.
                                 Balance Sheet


                                               June 30,        December 31,
                                                 2000              2000
                                              -----------      ------------
                                              (Unaudited)        (Audited)
        ASSETS
        ------

CURRENT ASSETS:
    Cash and cash equivalents                  $      109       $    3,073
                                               -----------      -----------
       TOTAL CURRENT ASSETS                    $      109       $    3,073

FIXED ASSETS:

    Equipment and Fixtures                             --               --
    Less Accumulated Depreciation                      --               --
                                               -----------      -----------
       NET FIXED ASSETS                        $       --       $       --
                                               -----------      -----------
            TOTAL ASSETS                       $      109       $    3,073
                                               ===========      ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------

CURRENT LIABILITIES:

  Payables and accrued interest                $   21,233       $   17,731
  Loans from individuals                           80,000           80,000
  Advances from affiliates/stockholders           104,011           99,642
  Loan from affiliate/stockholder                  63,965           57,500
                                               -----------      -----------
     TOTAL CURRENT LIABILITIES                 $  269,209       $  254,873


STOCKHOLDERS' EQUITY:

  Common stock, $.001 par value; authorized
   100,000,000 shares, issued and outstanding
   27,480,000 shares on June 30, 2000 and
   December 31, 1999                               27,480           27,480

  Excess of par value over paid in capital        (12,480)         (12,480)

  Accumulated deficit                            (284,100)        (266,800)
                                               -----------      -----------
    TOTAL STOCKHOLDER'S DEFICIT                $ (269,100)      $ (251,800)
                                               -----------      -----------
           TOTAL LIABILITIES AND
           STOCKHOLDER'S DEFICIT               $      109       $    3,073
                                               ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERNATIONAL STAR, INC.
                            Statements of Operations


                                                 Six Months       Six Months      Three Months    Three Months
                                                   Ended             Ended            Ended           Ended
                                                June 30, 2000    June 30, 1999    June 30, 2000   June 30, 1999
                                                -------------    -------------    -------------   -------------
                                                 (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
INCOME                                            $       --      $        --      $        --      $        --

EXPENSES
    Mineral development costs                             --               --               --               --
    Interest Expense                                   3,503              750            1,778              375
    General and administrative                        13,797           18,948            9,406            8,246
                                                  -----------     ------------     ------------     ------------
         TOTAL EXPENSES                           $   17,300           19,698           11,184            8,621
                                                  -----------     ------------     ------------     ------------
                NET LOSS                          $  (17,300)     $   (19,698)     $   (11,184)     $    (8,621)
                                                  ===========     ============     ============     ============

Weighted Average Shares
  Common Stock Outstanding                        27,480,000       27,480,000       27,480,000       27,480,000
                                                  -----------     ------------     ------------      -----------

         NET LOSS PER COMMON SHARE                $   (0.001)     $    (0.001)     $    (0.000)       $  (0.000)
                                                  ===========     ============     ============      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  TESMARK, INC.
                             STATEMENT OF CASH FLOWS

                                               Six Months          Six Months
                                                 Ended               Ended
                                             June 30, 2000       June 30, 1999
                                             -------------       -------------
                                              (Unaudited)         (Unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                      $   (17,300)        $   (19,698)
                                              ------------        ------------
   CASH FLOW USED IN  OPERATING ACTIVITIES    $   (17,300)        $   (19,698)


CHANGES TO OPERATING ASSETS AND LIABILITIES:

Increase (decrease) in accounts
  payable and accured interest                      3,502                 975
                                              ------------         -----------
    CASH FLOWS USED IN OPERATING ACTIVITIES   $   (13,798)         $  (18,723)


CASH FLOWS FROM  FINANCING ACTIVITIES:

Loans from individuals                                --                   --

Advances from stockholders/affiliates               4,369              18,723

Loans from stockholders/affiliates                  6,465                  --
                                              ------------         -----------
    CASH FLOWS FROM FINANCING ACTIVITIES      $    10,834          $   18,723
                                              ------------         -----------
    NET INCREASE (DECREASE) IN CASH           $    (2,964)                 --
    Cash at beginning of period                     3,073                  --
                                              ------------         -----------
    Cash at end of period                     $       109          $       --
                                              ============         ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERNATIONAL STAR, INC.
                         Notes to Financial Statements


A. ORIGINATION AND HISTORY

International Star, Inc, ("the Company") was incorporated October 28, 1993 as a Nevada corporation. On November 5, 1993, the Company Issued 2,500 shares, no par value, for cash consideration of $5,000 in a 504 intrastate offering. The Company amended its articles of incorporation on January 22, 1997 increasing its authorized common stock from 2,500 shares to 100,000,000 shares and modified its par value to $.001 per share.

In January 1997, the Company forward split its common stock to 6,000,000 shares in a 2400:1 exchange. In April 1997, the Company again forward split its stock 5:1, increasing the total outstanding shares to 30,000,000 and in a reorganization of outstanding shares canceled 17,400,000 shares, forward split the balance of the shares 8:1 for an additional issuance of 10,080,000 shares to the 12,600,000 shares outstanding and then issued 300,000 shares to the shareholders who canceled the 17,400,000 shares, resulting in 22,980,000 shares outstanding. Also, in April 1997, the Company issued 4,500,000 shares in consideration of services performed by various individuals and corporations, which services were valued at $10,000. The 4,500,000-share transaction, which predates the 5:1 and 8:1 transactions were apparently not impacted by either of the two aforementioned forward splits, resulting in 27,480,000 shares outstanding.

In April 1997, the Company entered the waste management business. A loan of $50,000 was obtained from an affiliated entity, American Holding Group, at 3%, (no formal loan documents have been drafted), and the Company opened an office in Idaho Falls, Idaho. Due to a lack of capital, the Company was only able to obtain a small instrumentation sale for $17,444 to Asia Kingtec Co. LTD., in Taiwan, in December 1997. The Company closed its office in January 1998 and abandoned the computers and office equipment, purchased at $6,981, to the three individuals who 1ead the Company into the waste management business.

The three individuals, who had been made officers and directors in connection with the foray into the waste management business, resigned in August 1999. The Company accepted the resignations on September 8, 1999.

The Company then refocused its efforts into mining in 1998. On March 3, 1998, the Company entered into a mineral lease with James R. Ardoin. The lease does not require any minimum royalty payments, and charges a royalty payment of 2% of net smelter returns. The term of the lease is for 20 years. The Company has not commenced commercial operations on the lease.

On July 17, 1998, the Company entered into an extraction agreement with AuRic Metallurgical Laboratories, Inc., a Utah limited liability corporation, with the requirement that the Company pay a 1 % net smelter return to AuRic for utilization of its technology.

On October 12, 1998, the Company entered into a letter of intent with North American Industrial Development Authority, Inc. (NAIDA). NAIDA, of Kingman, Arizona, indicates that it desires to construct an investment in a mineral processing plant to process ores from the Company's mineral property. NAIDA will receive 15% of the total ore produced.

The Company's operations are conducted by the Company's officers and directors through their own accounts. The Company's offices, general and administrative expenses have all been advanced by these individuals and corporations and accounted for as advances from affillates/shareholders. The Company has no ability to repay its accounts payable, loans and advances from affiliates as the Company has no assets.

B. LOANS FROM INDIVIDUALS

On August 15, 1999 the Company borrowed $80,000 from four individuals, bearing an interest rate of 6%. The eighteen-month notes will mature on February 15, 2001. The Company has not paid the principal or interest on these notes, and is negotiating to convert the notes into common stock. The funds from the notes were utilized to pay the legal fees in connection with filing of this Form 10, pay office expenses and costs associated with various business opportunities the Company has examined.

C. MINERAL LEASE DEVELOPMENT COSTS

The Company obtained a number of mineral leases in Mohave County, Arizona in 1998. The Company conducted preliminary assay sampling and metallurgical testing of the ores on the property. Although the test results were promising, an overall depressed precious metals market would not allow commercial development of the property at this time. The Company has expensed the costs incurred to date on the project due to the depressed state of the precious metals market. The company is still seeking joint venture partners for this project.

D. LOANS AND ADVANCES FROM STOCKHOLDERS/OFFICERS

The Company has advanced its operations through loans and advances from its two principal stockholders. Two of the personal advances have been verbally converted into loans. The original loan in April 1997, for $50,000, bears interest at 3%. The other loan In December 1999 for $7,500 bears interest at 8%. On May 1, 2000, the amount of $4,093 was converted to a note bearing an interest rate of 6%, and on June 1, 2000, the amount of $2,373 was converted to a note also bearing an interest rate of 6%. There have been various repayments of the loans/advances; however, for the aggregate, the loans/advances have continued to increase. The Company's officers have utilized their personal funds and credit cards to fund the office expenses of the Company, travel and auto expenses, mineral development costs and other business opportunity costs. The two individuals have not received any compensation for their services or interest on the majority of their advances. The Company has no ability to repay these advances/loans, and it will most likely require conversion into equity of the Company.

E. BASIS OF PREPARATION

In the opinion of the management of International STAR, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of its operations for the three months and nine months ended June 30, 1999 and 2000, and cash flows for the nine months ended June 30, 1999 and 2000. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.

GOING CONCERN

The Company's condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its products, and attaining profitable operations. Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing or obtain on terms beneficial to the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


ITEM 2 --  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
FINANCIAL  CONDITION  AND RESULTS OF OPERATIONS
-----------------------------------------------------

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results including the successful operation of its mining properties and the successful contracting for its other products. The Company is not likely to achieve any earnings until commercialization takes place. These risk factors, among others, could cause results to differ materially from those presently anticipated by the

Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events. OVERVIEW The Company was organized under the laws of the State of Nevada on October 28, 1993 as Mattress Showrooms, Inc. The Company's business now, is bifurcated -- both in transportation and mining. The Company has obtained mining leases in Arizona and plans operations there. It also is seeking combination with another Firm and/or exploitation of opportunities to develop and deploy a proprietary automatic vehicle location system.

To date, the Company has generated no operating revenues. Management anticipates only modest revenues from operations over the next quarter. It has incurred losses since inception. The Company does not have the capital it requires to proceed to bring mining operations and development of its proprietary vehicle location product to market immediately. The Company estimates that it requires $750,000 over the next 12 months in order to bring the Company to profitable operations.



PART II - OTHER INFORMATION

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