Form 10QSB
period 2000-09-30
INTERNATIONAL STAR INC
filed 2000-11-14
CIK 1100788

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2000

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

         Yes [ X ]           No [    ]

The Company had 3,500,000  shares of common stock  outstanding  at September 30,
2000.

Transitional Small Business Disclosure Format (check one):

         Yes [    ]        No [ X ]

INTERNATIONAL STAR, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Balance Sheets as of March 31, 2000

         Statements of Operations

         Statements of Cash Flows

         Statement of Changes in Shareholders' Equity

         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Signature Page

Exhibit 27 - Financial Data Schedule

PART 1 - FINANCIAL STATEMENTS
                                             INTERNATIONAL STAR, INC.
                                                  Balance Sheets
                                                    (unaudited)

                              ASSETS                                September 30, 2000  December 31, 1999
                              ------
                                                                   -------------------  ------------------
Current Assets:

Cash (Includes $3625 held in escrow by attorney at 9/30/00)                     $3,986              $3,073

                                              Total Current Assets              $3,986              $3,073
Fixed Assets:

Equipment and fixtures                                                              $0                  $0
Less accumulated depreciation                                                       $0                  $0
                                                                   -------------------  ------------------
                                                  Net Fixed Assets                  $0                  $0
                                                                   -------------------  ------------------
                                                      Total Assets              $3,986              $3,073
                                                                   -------------------  ------------------
Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------
Current Liabilities:

Accounts Payables                                                              $21,680             $11,680
Loans from individuals and accrued interest                                         $0             $82,160
Advances from affiliates/stockholders                                          $82,339             $99,642
Loans from affiliates/stockholders and accrued interest                        $71,383             $61,391

                                         Total Current Liabilities            $175,402            $254,873

Long Term Liabilities

Loans from affiliates/stockholders and accrued interest                        $21,194                  $0

                                      Total Long Term Liabilities              $21,194                  $0

Stockholders' Equity:

Common Stock, $.001 par value; Authorized 25,000,000 shares
issued and outstanding 1,750,000 shares on December 31, 1999; and              $28,480             $27,480
3,500,000 on September 30, 2000

        Paid In Capital (excess of par value over paid in capital)            $102,280            ($12,480)
                                               Accumulated Deficit           ($323,370)          ($266,800)
                                                                   -------------------  ------------------
                                       Total Stockholders' Deficit           ($192,610)          ($251,800)
                                                                   -------------------  ------------------
                Total Liabilities and Stockholders' Equity (Deficit)            $3,986              $3,073
                                                                   -------------------  ------------------

                                See Accompanying Notes to the Financial Statements

                                             INTERNATIONAL STAR, INC.
                                             Statements of Operations
                                                    (unaudited)

                                         9 Months            9 Months             3 Months              3 Months
                                           Ended               Ended                Ended                Ended
                                      Sept. 30, 2000       Sept. 30,1999       Sept. 30, 2000        Sept. 30, 1999
                                    ------------------- ------------------- --------------------- --------------------
Revenue:                                            $0                  $0                    $0                   $0
                                    ------------------- ------------------- --------------------- --------------------
                    Total Revenue                   $0                                        $0                   $0

Expenses:
Mineral development costs                       $4,885                $800                $4,885                 $800
Interest expense                                $5,539              $1,341                $2,036                 $591
Professional fees                              $11,261                  $0               $11,185                   $0
Travel expenses                                $22,914             $17,010               $13,421               $8,399
General and administrative                     $11,971             $16,843                $7,412               $6,506
                                    ------------------- ------------------- --------------------- --------------------
                   Total Expenses              $56,570             $35,994               $38,939              $16,296
                                    ------------------- ------------------- --------------------- --------------------
                         Net Loss             ($56,570)           ($35,994)             ($38,939)            ($16,296)
                                    ================== =================== ====================== ====================
Weighted Average Shares                     27,483,663          27,480,000            27,490,870           27,480,000
Common Stock Outstanding

Net Profit (Loss)  per Common Share            ($0.002)            ($0.001)              ($0.001)              ($0.001)
                                    ------------------- ------------------- --------------------- --------------------

                                See Accompanying Notes to the Financial Statements

                                             INTERNATIONAL STAR, INC.
                                              Statement of Cash Flows
                            Nine Months Ended September 30, 2000 and September 30, 1999
                                                    (Unaudited)

                                                                                Nine Months     Nine Months
                                                                                    Ended           Ended
                                                                               Sept. 30, 2000   Sept. 30, 1999
                                                                            ------------------ ----------------
    Cash Flows used in Operating Activities:
                                                                 Net Loss:           ($56,570)        ($19,698)
         Depreciation expense/equipment                                                    $0               $0
                   abandonment                                              ------------------ ----------------
                                                         Net cash used in            ($56,570)        ($19,698)
                                                               operations
  Changes to operating assets and liabilities:
          Increase in accounts payable                                                $10,000               $0
          Increase in accrued interest                                                 $5,539             $975
                                                                            ------------------ ----------------
                                                            Net change in             $15,539             $975
                                                       operating accounts   ------------------ ----------------
                                                       Cash flows used in            ($41,031)        ($18,723)
                                                               operations

      Cash flows from financing activities:

             Advances and loans from                                                  $50,338          $18,723
             stockholders/affiliates

             Repayment at loans from                                                ($38,394)               $0
             stockholders/affiliates
        Exercise of common stock warrants                                             $30,000               $0
                                                                            ------------------ ----------------
                                                       Cash flows from                $41,944          $18,723
                                                  financing activities
                                                                            ------------------ ----------------
                                                       Net increase in                   $913               $0
                                                                  cash

                                                     Cash at beginning                 $3,073               $0
                                                             of period      ------------------ ----------------

                                                        Cash at end of                 $3,986               $0
                                                                period      ================== ================

                                 See Accompanying Notes to the Financial Statements

                                         INTERNATIONAL STAR, INC.
                                    Statement of Stockholders' Equity
                         From Inception (October 14, 1999) to September 30, 2000
                                               (Unaudited)

                                           Common           Common            Paid-in          Accumulated        Total Equity
                                            Stock            Stock            Capital            Capital
                                           Shares           Amount
                                      ---------------  ---------------  ---------------- -------------------  -----------------
Balances at January 1, 1998               27,480,000          $27,480          ($12,480)           ($59,963)          ($44,963)

Net loss year ending                               0                0                 0            ($77,945)          ($77,945)
December 31, 1998

Net loss year ending                               0                0                 0           ($128,902)          (128,902)
December 31, 1999

On Sept. 30, 2000, four individuals        1,000,000            1,000          $114,760                   0            115,760
coverted debt of $80,000 and interest
of $6,760 and exercised 200,000 warrants
at $.15 per share.

Net loss for nine months ended                     0                0                 0            ($58,570)           (56,570)
September 30, 2000
                                      ---------------  ---------------  ----------------  ------------------  -----------------
Balances, Sept. 30, 2000                  28,480,000          $28,480          $102,280           ($323,370)         ($192,610)
                                      ===============  ===============  ================  ==================  =================

                            See Accompanying Notes to the Financial Statements

INTERNATIONAL STAR, INC.
Notes to Financial Statements
September 30, 2000

A. ORIGINATION AND HISTORY

International Star, Inc. (“the Company”) was incorporated October 28, 1993 as a Nevada corporation. On November 5, 1993, the Company issued 2,500 shares, no par value, for cash consideration of $5,000 in a 504 intrastate offering. The Company amended its articles of incorporation on January 22, 1997 increasing its authorized common stock from 2,500 shares to 100,000,000 shares and modified its par value to $.001 per share.

In January 1997, the Company forward split its common stock to 6,000,000 shares in a 2400:1 exchange. In April 1997, the Company again forward split its stock 5:1, increasing the total outstanding shares to 30,000,000 and in a reorganization of outstanding shares canceled 17,400,000 shares, forward split the balance of the shares 8:1 for an additonal issuance of 10,080,000 shares to the 12,600,000 shares outstanding and then issued 300,000 shares to the shareholders who canceled the 17,400,000 shares resulting in 22,980,000 shares outstanding. Also, in April 1997, the Company issued 4,500,000 shares in consideration of services performed by various individuals and corporations, which services were valued ay $10,000. The 4,5000,000-share transaction, which predates the 5:1 and 8:1 transactions were apparently not impacted by either of the two aforementioned forward splits, resulting in 27,480,000 shares outstanding.

In April 1997, the Company entered the waste management business. A loan of $50,000 was obtained from an affiliated entity, American Holding Group, at 3%, (no formal loan documents have been drafted), and the Company opened an office in Idaho Falls, Idaho. Due to a lack of capital, the Company was only able to obtain a small instrumentation sale for $17,444 to Asia Kingtec Co. LTD,. In Twain, in December 1997. The Company closed its office in January 1998 and abandoned the computers and office equipment, purchased at $6,981, to the three individuals who lead the Company into the waste management business.

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

On July 17, 1998, the Company entered into an extraction agreement with AuRic Metallurgical Laboratories, Inc., a Utah limited liability corporation, with the the requirement that the Company pay a 1% net smelter return to AuRic for utilization of its technology.

On October 12, 1998, the Company entered into a letter of intent with North American Industrial Development Authority, Inc. (NAIDA). NAIDA, of Kingman, Arizona, indicates that it desires to construct an investment in a mineral processing plant to process ores from the Company’s mineral property. NAIDA will receive 15% of the total ore procduced.

B. LOANS FROM INDIVIDUALS

On August 15, 1999, the Company borrowed $80,000 from four individuals; the notes bore an interest rate of 6%. The notes were originally due February 15, 2001, however, the Company negotiated the conversion of the notes into common stock and warrants. In September 2000, the notes and accrued interest of $5,760 were converted into 800,000 shares of common stock. The note holders were granted warrants to acquire 200,000 shares at $.15 per share on a pro-rated basis to the amount loaned. The note holders paid $30,000 for the conversion of the warrants in September 2000 for the 200, 000 shares. The net result of the negotiations was the issuance of 1,000,000 shares for $80,000 in loans, and the payment of $5,760 in interest and additional cash of $30,000 for the warrants exercised.

C. MINERAL LEASE DEVELOPMENT COSTS

The Company obtained a number of mineral leases in Mohave County, Arizona in 1998. The Company conducted preliminary assay sampling and metallurgical testing of the ores on the property. Although the test results were promising, an overall depressed precious metals market would not allow commercial development of the property at the time. The Company has expensed the costs incurred to date on the project due to the depressed state of the precious metals market. The company is still seeking joint venture partners for this project.

D. LOANS AND ADVANCES FROM STOCKHOLDERS/OFFICERS

The Company has advanced its operations through loans and advances from its two principal stockholders. Two of the personal advances have been verbally converted into loans. The original loan in April 1997, for $50,000, bears interest at 3%. $2,000 was paid towards this loan on August 8, 2000. The other loan in December 1999 for $7,500 bears interest at 8%. On May 1, 2000, the amount of $4,093 was converted to a note bearing an interest rate of 6%, and on June 1, 2000, the amount of $2,373 was converted to a note also bearing an interest rate of 6%. During the third quarter of 2000, three more advances were converted to notes: $3,760 on July 1, 2000, $8,042 on August 1, 2000 and $7,432 on September 1, 2000. All three notes bear an interest rare of 6%. There have been various repayments of the loans/advances, however, for the aggregate, the loans/advances have continued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains forward-looking statements that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words believe, expect, intend, anticipate, and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results including the successful operation of its mining properties and the successful contracting for its other products. The Company is not likely to achieve any earnings until commercialization takes place. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

OVERVIEW

The Company was organized under the laws of the State of Nevada on October 28, 1993 as Mattress Showrooms, Inc. The Company's business now, is bifurcated both in transportation and mining. The Company has obtained mining leases in Arizona and plans operations there. It also is seeking combination with another Firm and/or exploitation of opportunities to develop and deploy a proprietary automatic vehicle location system. To date, the Company has generated no operating revenues. Management anticipates only modest revenues from operations over the next quarter. It has incurred losses since inception. The Company does not have the capital it requires to proceed to bring mining operations and development of its proprietary vehicle location product to market immediately. The Company estimates that it requires $750,000 over the next 12 months in order to bring the Company to profitable operations.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated: November 12, 2000
INTERNATIONAL STAR, INC.

by:

/s/ Kamal Alawas
--------------------------------------------
President, Chief Financial Officer, Director