Form 10QSB/A
period 2000-09-30
INTERNATIONAL STAR INC
filed 2001-03-16
CIK 1100788

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                 AMENDMENT NO. 1

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

         Yes [ X ]           No [    ]

The Company had 28,480,000 shares of common stock  outstanding  at September 30,
2000.

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

         Signature Page

Exhibit 27 - Financial Data Schedule

PART 1 - FINANCIAL STATEMENTS
                                             INTERNATIONAL STAR, INC.
                                                  Balance Sheets
                                                    (unaudited)

                              ASSETS                                September 30, 2000  December 31, 1999
                              ------
                                                                   -------------------  ------------------
Current Assets:

Cash (Includes $3625 held in escrow by attorney at 9/30/00)                     $3,986              $3,073

                                              Total Current Assets              $3,986              $3,073
Fixed Assets:

Equipment and fixtures                                                              $0                  $0
Less accumulated depreciation                                                       $0                  $0
                                                                   -------------------  ------------------
                                                  Net Fixed Assets                  $0                  $0
                                                                   -------------------  ------------------
                                                      Total Assets              $3,986              $3,073
                                                                   -------------------  ------------------
Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------
Current Liabilities:

Accounts Payables                                                              $21,680             $11,680
Loans from individuals and accrued interest                                         $0             $82,160
Advances from affiliates/stockholders                                          $82,339             $99,642
Loans from affiliates/stockholders and accrued interest                        $71,383             $61,391

                                         Total Current Liabilities            $175,402            $254,873

Long Term Liabilities

Loans from affiliates/stockholders and accrued interest                        $21,194                  $0

                                      Total Long Term Liabilities              $21,194                  $0

Stockholders' Equity:

Common Stock, $.001 par value; Authorized 100,000,000 shares
issued and outstanding 28,480,000 shares on September 30, 2000;                $28,480             $27,480
 and 27,480,000 on December 31, 1999

        Paid In Capital (excess of par value over paid in capital)            $102,280            ($12,480)
                                               Accumulated Deficit           ($323,370)          ($266,800)
                                                                   -------------------  ------------------
                                       Total Stockholders' Deficit           ($192,610)          ($251,800)
                                                                   -------------------  ------------------
                Total Liabilities and Stockholders' Equity (Deficit)            $3,986              $3,073
                                                                   -------------------  ------------------

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

                                 See Accompanying Notes to the Financial Statements

                                         INTERNATIONAL STAR, INC.
                                    Statement of Stockholders' Equity
                         From Inception (October 14, 1999) to September 30, 2000
                                               (Unaudited)

                                           Common           Common            Paid-in          Accumulated        Total Equity
                                            Stock            Stock            Capital            Capital
                                           Shares           Amount
                                      ---------------  ---------------  ---------------- -------------------  -----------------
Balances at January 1, 1998               27,480,000          $27,480          ($12,480)           ($59,963)          ($44,953)

Net loss year ending                               0                0                 0            ($77,945)          ($77,945)
December 31, 1998

Net loss year ending                               0                0                 0           ($128,902)          (128,902)
December 31, 1999

On Sept. 30, 2000, four individuals        1,000,000            1,000          $114,760                   0            115,760
coverted debt of $80,000 and interest
of $6,760 and exercised 200,000 warrants
at $.15 per share.

Net loss for nine months ended                     0                0                 0            ($56,570)           (56,570)
September 30, 2000
                                      ---------------  ---------------  ----------------  ------------------  -----------------
Balances, Sept. 30, 2000                  28,480,000          $28,480          $102,280           ($323,370)         ($192,610)
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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated: March 12, 2000
INTERNATIONAL STAR, INC.

by:

/s/ Kamal Alawas
--------------------------------------------
President, Chief Financial Officer, Director