Form 10KSB
period 2000-12-31
INTERNATIONAL STAR INC
filed 2001-04-02
CIK 1100788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                            ------------------------

     (MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28861

                            INTERNATIONAL STAR, INC.
            --------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEVADA                                     86-0876846
     -------------------------------                    -----------------
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                      IDENTIFICATION
                                                              NUMBER)

                           631 NO. STEPHANIE ST. # 187
                               HENDERSON, NV 89014
            --------------------------------------------------------
            (ADDRESS OF PRINCIPAL ADMINISTRATIVE OFFICES) (ZIP CODE)

                                 (702) 869-8757
                -------------------------------------------------
               (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES  REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT
OF 1934:
             Common Stock ($.001 PAR VALUE)

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the  Securities  Exchange Act of
1934  during  the  preceding  12  months  (or for such  horter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

             Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

     The Issuer's revenues for the most recent quarter were $0.00.

     The aggregate  market value of the voting stock held by  non-affiliates  of the Registrant,  computed by reference to the closing price on the  consolidated transaction reporting system on January 05, 2001, was $7,272,502.

     The issuer has one class of stock with 30,302,092 common shares outstanding as of January 05, 2001.

     Portions  of  the  Registrant's  definitive  proxy  statement  to be  filed pursuant  to  Regulation  14A no later than 120 days after the end of the fiscal year are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

  Item 1.   Business.....................................................

  Item 2.   Description of Property......................................

  Item 3.   Legal Proceedings............................................

  Item 4.   Submission of Matters to a Vote of Security Holders..........

PART II

  Item 5.   Market for Common Equity and Related
            Stockholder Matters..........................................

  Item 6.   Management's Discussion and Analysis or
            Plan of Operation............................................

  Item 7.   Financial Statements ........................................

  Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................

PART III

  Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act...

  Item 10.  Executive Compensation.......................................

  Item 11.  Security Ownership of Certain Beneficial Owners
            and Management...............................................

  Item 12.  Certain Relationships and Related Transactions...............

  Item 13.  Exhibits, Financial Statement Schedules......................

SIGNATURES...............................................................

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Forward-looking Statements

When used in this Form 10-KSB, in filings by the Company with the
Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward- looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The Company

International STAR, Inc. (the "Company") was organized under the laws of the
State of Nevada on October 28, 1993 as Mattress Showrooms, Inc. At organization, the Company issued 2,500 shares of common stock, no par value. After amending its Articles of Incorporation, as of April 22, 1997, the Company has issued
27,480,000 Common Shares of $0.001 par value. The Company's principal office is located at 631 N Stephanie St. # 187 Henderson, NV 89104

The Company changed its name to International STAR in 1997 and engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems.
During the operational years 1997-August 1999, the Company's headquarters were located at 545 Shoop Avenue, Suite 331, Idaho Falls, ID. Due to a lack of capital, the Company was only able to obtain a small sale for $17,444, in
December of 1997. The Company closed its offices in January 1998 and abandoned the computers and office equipment purchased at $ 6981, to the three individuals who lead the Company into the waste management business. The three individuals, who had been made officers and directors in connection with the foray into the waste management business, resigned in August 1999. The Company accepted the resignations on September 8, 1999. Mr. Kamal Alawas and Mr. Pat Westphal,
Directors, have been managing the Company since that time.

The Company then refocused its efforts into mining in 1998. On March 3, 1998 the
Company entered into a mineral lease with James R. Ardoin on mineral claims located around mile marker 22 on Hwy 93 Mohave County Arizona, The lease does not require any minimum royalty payments, and charges a royalty of 2% of net smelter returns. The term of the lease is for 20 years.

On September 28, 1999 the Company executed an agreement with Avlis Information
Systems, Ltd for distribution of Avlis products. Company management believes that developing the Company's mineral properties should have a priority on other projects.

On October 12, 1998, the Company entered into a letter of intent with North
American Industrial Development Authority, Inc. (NAIDA). NAIDA, of Kingman,
Arizona, indicates that it desires to provide an investment in a mineral processing plant to process ore from the Company's mineral property. NAIDA will receive 15% of the total ore produced. The Company does not foresee NAIDA as being able to perform.

On September 23, 2000, the company entered into an agreement with Gold Standard
Mines Inc. to acquire 51 lode mining claims located in the Wikieup mining district, Mohave County, Arizona and the exclusive rights to an extraction process for recovery of precious metals from the property, developed by the claim owner, the agreement was subject to due diligence and verification by independent laboratories. This acquisition was completed on March 26, 2001 and the consideration was 1,000,000 Restricted common shares.

The Company's plan is to bring to operation its two mineral properties. The
Company will also seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the
Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this document is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

Mining Division Operations

The mining division of International STAR, Inc (STAR) has obtained mining leases and claims in Arizona. Development of the leases and the claims has been progressing to obtain adequate data to justify the investment of the capital necessary and to support the decision to place the property into production.
Soil analysis and fire assays have been performed on numerous samples with resulting levels of precious metal concentrations that warrant further investigation.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

The Investment Company Act of 1940 defines an investment company as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an investment company. The Company intends to structure any merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See Management).

Item 2. DESCRIPTION OF PROPERTY

The Company neither owns nor leases any real property at this time. The Company rents 400 sq. ft. of office space. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between Pat Westphal and the Board of Directors.

Item 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's most recent fiscal quarter, there were no matters submitted to a vote of security holders.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company received its approval for listing on the Nasdaq Over-the-Counter
Bulletin Board ("OTC-BB") under the symbol ISRI on June 9, 2000. The following table lists quarterly information on the high and low last sale prices for our common stock as reported on the Nasdaq OTC Market for the periods indicated
below. Prices for the first and second quarters, prior to the Company's listing on OTC-BB, represent the range of high and low bid prices in inter-dealer quotations and do not necessarily reflect actual transactions. These prices do not include retail markups, markdowns or commissions.

                                        High      Low
        Year Ended December 2000:     --------  -------

        Fourth Quarter                  $0.45    $0.13
        Third Quarter                   $0.70    $0.37
        Second Quarter                  $0.85    $0.15
        First Quarter                   $0.65    $0.36

Holders

As of December 31, 2000 there were 68 holders of record of the Company's common stock. On January 2, 2001, the last reported sale on the Nasdaq OTC-BB for the common stock was $0.24 per share.

Dividends

No dividends have been paid by the Company since inception. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the
Board of Directors and will be contingent upon future earnings, if any, the
Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

The Company's registrar and transfer agent is Alpha Tech Stock Transfer
Company located at 932 E. Spiers, Draper, Utah 84020.

Recent Sales of Unregistered Securities

August 15, 2000            Private Placement               200,000    @ $.15
September 30, 2000         Private Placement               800,000    @ $.10

On December 31, 2000 the Company issued 1,822,092 @ $.25 for settlement of debt.
This transaction satisfied all liabilities of the Company except $11,680 in disputed accounts payable from prior abandoned operations.

In December, 2000 the Company negotiated a private placement of 400,000 units of the Company's shares at a price of $.25 per unit for a total proceed of
$100,000.00. Each unit consists of one common share and one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase an additional share for a two year period at a price of $.75. The funds from this transaction were cleared in January 2001.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation.
The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Plan of Operation

During the period covered by this annual report, the Company sold 1,000,000 shares of its common stock in negotiated private transactions for $110,000 cash, and issued an additional 1,822,092 shares in settlement of debt, to the effect of satifying all of the Company's liabilities with the exception of $11,680 in disputed accounts payable. It is likely the Company will have to raise additional capital for the development of its properties before it can realize meaningful revenues from operations. Should the Company elect to sell its common stock in order to raise the needed capital, the percentage ownership of existing shareholders will be reduced (i.e., "dilution"). If the Company is unsuccessful in raising additional capital when needed, it may be unable to develop its business profitability and may fail.

Results of Operations

During the reporting period the Company entered into an agreement to acquire 51 lode mining claims and the exclusive rights to an extraction process for the recovery of precious metals.

Several tests on the property and the process indicate the presence of Gold,
Platinum and palladium that warrants further investigation. The Company is conducting further tests to determine the best possible method of proceeding to bring the properties into commercial production. The Company will require funding to carry on its operations, so the Company might seek a joint venture partner or equity financing to realize its objectives.

The Company entered into an agreement with Web Tech Wireless to form a company to develop and market units for asset location using GPS. Due to management decision to concentrate on developing the Company's mineral properties this agreement will not be completed.

The Company issued options for the purchase of 2,280,000 common shares to its two principal officers on November 7, 2000. The options have an exercise price of $.25 per share, are vested as of November 7, 2000, and have a duration of 5 years. The options granted are as follows:

        Kamal Alawas             1,140,000 shares
        President

        Pat Westphal             1,140,000 shares
        Secretary

Item 7.  FINANCIAL STATEMENTS

                          Index to Financial Statements

         Document                                            Page
         --------                                            ----

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009

Board of Directors and Stockholders
International Star, Inc.
Henderson, NV

INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheets of International Star, Inc., as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and
1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of
International Star, Inc. as of December 31, 2000 and 1999, and the results of its operations, shareholders' equity and cash flows for the years ended December
31, 2000 and 1999, in conformity with generally accepted accounting principles.

Randy Simpson, CPA, P.C.
A Professional Corporation

March 28, 2001
Sandy, Utah

                            International Star, Inc.
                                 Balance Sheets

                                              December 31,       December 31,
     Assets                                        2000               1999
                                              ------------       ------------
Current Assets:
     Cash                                             $68             $3,073
                                              ------------       ------------
Total Current Assets                                   68              3,073

                                              ------------       ------------
Total Assets                                          $68             $3,073
                                              ============       ============

Liabilities and Shareholders' Deficit

Current Liabilities:
     Payables and accrued interest                $11,680            $17,731
     Loans from individuals                             -             80,000
     Advances  from affiliates / stockholders           -             99,642
     Loan from affiliate / stockholder                  -             57,500
                                                ----------        -----------
Total Current Liabilities                          11,680            254,873
                                                ----------        -----------
Stockholders' Deficit:
Common Stock, $.001 par value; authorized
  100,000,000 shares, issued and outstanding
  30,302,092 on December 31, 2000 and
  27,480,000 on December 31, 1999.                 30,302             27,480

Excess of par value over paid in capital          555,981            (12,480)
Accumulated Deficit                              (597,895)          (266,800)
Total Stockholders' Deficit                       (11,612)          (251,800)
                                                 ----------       ------------
Total Liabilities and Stockholders' Deficit      $     68         $    3,073
                                                 ==========       ============

               See Accompanying Notes to the Financial Statements.

                            International Star, Inc.
                            Statements of Operations

                                                    Year  Ended       Year  Ended
                                                   Dec. 31, 2000     Dec. 31, 1999
                                                   -------------     -------------

Revenue:
                                                    $         -       $         -
                                                    ------------      ------------
Total Revenue                                                 -                 -
 Expenses:
     Mineral development costs                           33,977               800
     Management fees                                    170,000                 -
     Interest expense                                     7,161             3,891
     Professional fees                                   52,085            52,705
     General and administrative                          67,872            71,506
                                                    ------------      ------------
Total Expenses                                      $   331,095       $   128,902
                                                    ------------      ------------

Net Loss                                               (331,095)         (128,902)
                                                    =============      ============

Weighted Average Shares Common Stock Outstanding    $27,686,965       $27,480,000
                                                    ------------      ------------
Net Loss Per Common Share                               $(0.012)          $(0.005)
                                                    ============      ============

                 See accompanying notes to financial statements

                            International Star, Inc.
                            Statements of Cash Flows

                                                             Year  Ended        Year Ended
                                                            Dec. 31, 2000      Dec. 31, 1999
                                                            -------------      -------------

Cash flows used in operating activities:
Net Loss                                                     $  (331,095)        $ (128,902)
     Common stock issued for interest expense                      7,161                  -
     Common stock issued for compensation and legal fees         216,250                  -
                                                             ------------        -----------
Net cash used in operations                                     (107,684)          (128,902)
                                                             ------------        -----------

Changes to operating assets and liabilities:
     Increase (decrease) in accounts payable and
       accrued interest                                           (6,051)             4,117
                                                             ------------        -----------
  Cash flows used in operating acitivities                      (113,735)          (124,785)
                                                             ------------        -----------

Cash flows from financing activities:
     Common stock issued cash                                     30,000                  -
     Loans from individuals                                            -             80,000
     Advances from stockholders / affiliates                      10,512             40,358
     Loans from stockholders / affiliates                         70,218              7,500
                                                             ------------        -----------
  Cash flows from financing acitivities                          110,730            127,858
                                                             ------------        -----------

  Net increase  (decrease)  in cash                               (3,005)             3,073

  Cash at beginning of period                                      3,073                  -
                                                              -----------        -----------
  Cash at End of Period                                       $       68             $3,073
                                                              ===========        ===========
Supplemental Non Cash Financing Activities:
  Common stock issued for loans, cash advances,
    and accrued interest                                      $  317,872         $        -
                                                              ===========        ===========
   Interest Paid                                              $        -         $        -
                                                              ===========        ===========
   Income taxes  Paid                                         $        -         $        -
                                                              ===========        ===========

                 See accompanying notes to financial statements

                            International Star, Inc.
                       Statements of Stockholders' Equity

                      January 1, 1998 to December 31, 2000

                                               (par value in
                                               excess of paid
                           Common     Common    in capital)                      Total
                           Stock      Stock      Paid-In       Accumulated       Equity
                           Shares     Amount     Capital          Deficit       (Deficit)
- ----------------------------------------------------------------------------------------

Balances at             27,480,000   $27,480     $ (12,480)      $(59,953)     $(44,953)
January 1, 1998

Net loss year ending            -          -             -        (77,945)      (77,945)
December 31, 1998

Net loss fo year ending
December 31, 1999               -          -             -       (128,902)     (128,902)

Common stock issued for
cash on August 15, 2000
at $.15 per share         200,000         200        29,800            -         30,000

Common stock issued for
loans of $80,000 and
accrued interestof $5,760
on September 30, 2000
valued at $ .11 per
share                     800,000         800        84,960            -         85,760

Common stock issued
for legal fees on
December 31, 2000
valued at $ .25 per
share                     185,000         185        46,065            -         46,250

Common stock issued
for liabilities (accrued
compensation and interest),
cash advances and loans
by the two prinicipal
stockholders/directors
valued at $ .25 per
share                   1,637,092       1,637       407,636            -        409,273

Net loss for year
ending December 31, 2000       -           -             -        (331,095)    (331,095)
- ----------------------------------------------------------------------------------------
Balances  at
December 31, 2000      30,302,092     $30,302    $  555,981     $ (597,895)    $(11,612)
========================================================================================

                 See accompanying notes to financial statements

                            INTERNATIONAL STAR, INC.
                         NOTES TO FINANCIAL STATEMENTS

A. ORIGINATION AND HISTORY

International Star, Inc. (the Company) was incorporated October 28, 1993 as a Nevada corporation. On November 5, 1993, the Company issued 2,500 shares, no par value, for cash consideration of $5,000 in a 504 intrastate offering. The
Company amended its articles of incorporation on January 22, 1997 increasing its authorized common stock from 2,500 shares to 100,000,000 shares and modified its par value to $.001 per share. In January 1997, the Company forward split its common stock to 6,000,000 shares in a 2400:1 exchange. In April 1997, the
Company again forward split its stock 5:1, increasing the total outstanding shares to 30,000,000 and in a reorganization of outstanding shares canceled
17,400,000 shares, forward split the balance of the shares .8:1 for an additional issuance of 10,080,000 shares to the 12,600,000 shares outstanding and then issued 300,000 shares to the shareholders who canceled the 17,400,000 shares, resulting in 22,980,000 shares outstanding. Also, in April 1997, the
Company issued 4,500,000 shares in consideration of services performed by various individuals and corporations, which services were valued at $10,000. The
4,500,000-share transaction, which predates the 5:1 and 8:1 transactions were apparently not impacted by either of the two aforementioned forward splits, resulting in 27,480,000 shares outstanding. In April 1997, the Company entered the waste management business. A loan of $50,000 was obtained from an affiliated entity, American Holding Group, at 3%, (no formal loan documents have been drafted), and the Company opened an office in Idaho Falls, Idaho. Due to a lack of capital, the Company was only able to obtain a small instrumentation sale for
$17,444 to Asia Kingtec Co. LTD., in December 1997. The Company closed its office in January 1998 and abandoned the computers and office equipment, purchased at $6,981, to the three individuals who lead the Company into the waste management business. The Company accounts payable reflect $11,680 in disputed bills from these discontinued operations, which the Company does not intend to pay. The three individuals, who had been made officers and directors in connection with the foray into the waste management business, resigned in
August 1999. The Company accepted the resignations on September 8, 1999. The
Company then refocused its efforts into mining in 1998. On March 3, 1998, the
Company entered into a mineral lease with James R. Ardoin. The lease does not require any minimum royalty payments, and charges a royalty payment of 2% of net smelter returns. The term of the lease is for 20 years. The Company has not commenced commercial operations on the lease. On July 17, 1998, the Company entered into an extraction agreement with AuRic Metallurgical Laboratories,
Inc., a Utah limited liability corporation, with the requirement that the
Company pay a 1% net smelter return to AuRic for utilization of its technology.
On October 12, 1998, the Company entered into a letter of intent with North
American Industrial Development Authority, Inc. (NAIDA). NAIDA, of Kingman,
Arizona, indicates that it desires to construct an investment in a mineral processing plant to process ores from the Company's mineral property. NAIDA will receive 15% of the total ore produced. The Company does not foresee NAIDA as being able to perform.

B. LOANS FROM INDIVIDUALS

On August 15, 1999, the Company borrowed $80,000 from four individuals; the notes bore an interest rate of 6%. The notes were originally due on February 15,
2001, however, the Company negotiated the conversion of the notes into common stock and warrants. In September 2000, the notes totaling $80,000 and accrued interest of $5,760 were converted into 800,000 shares of common stock. The note holders were granted warrants to acquire 200,000 shares at $.15 per share on a pro-rata basis to the amount loaned. The note holders paid $30,000 for the conversion of the warrants in September 2000 for the 200,000 shares.

C.  MINERAL  LEASE DEVELOPMENT  COSTS

The Company obtained a number of mineral leases in Mohave County, Arizona in 1998. The Company conducted preliminary assay sampling and metallurgical testing of the ores on the property. Although the test results were promising, an overall depressed precious metals market has made the commercial development of the property difficult at this time. The Company incurred $33,977 in 2000 and
$800 in 1999 for mineral development costs, which amount has been expensed, due to the limited capital resources, which the Company has been able to obtain. The development of a commercially viable mineral property would require the capital of a third party or a significant infusion of capital into the Company. The
Company's efforts have therefore been concentrated on obtaining a merger or the capital resources to develop its mineral lease. The Company will capitalize its mineral development costs when the necessary capital resources have been obtained.

D. LOANS AND ADVANCES FROM STOCKHOLDERS/OFFICERS

The Company has continued its operations through loans and advances from its two principal stockholders. Two of the personal advances have been verbally converted into loans. The original loan in April 1997, for $50,000, bears interest at 3%, $2,000 was paid towards this loan on August 8, 2000. The other loan in December 1999 for $7,500 bears interest at 8%. On May 1, 2000, the amount of $4,093 was converted to a note bearing an interest rate of 6%, and on
June 1, 2000, the amount of $2,373 was converted to a note also bearing an interest rate of 6%. During the third quarter of 2000, three more advances were converted to notes: $3,760 on July 1, 2000, $8,042 on August 1, 2000 and $7,432
on September 1, 2000. All three notes bear an interest rate of 6%. On December
31, 2000 the Company issued 1,637,092 shares, valued at $ .25 per share, to the two principal shareholders and their affiliated entities for compensation valued at $85,000 each, during the year 2000, to the two
officers-directors-shareholders, and cash advances, loans and accrued interest totaling $239,273. This transaction satisfied all liabilities of the Company except $11,680 in disputed accounts payable from prior abandoned operations.

E .COMMON STOCK OPTIONS

The Company issued options for the purchase of 2,280,000 common shares to its two principal officers on November 7, 2000. The options have an exercise price of $.25 per share, are vested as of the November 7, 2000, and have a duration of 5 years. The Company did not recognize any compensation expense in connection with their issuance, as the Company values the issuance of its options under the "intrinsic value method", and the option price exceeded or equaled the market value of the stock at the time of the grant of these options.
The fair market value method of valuing this transaction might yield a value to the grant of these options, however, the Company has only a limited market cap for the trading of its common stock, and any value assigned would be arbitrary, as valuation techniques such as net present values, option pricing models, matrix pricing, or option-adjusted spread models, do not properly reflect the going concerns and risks of the Company, and the limited market trading of the
Company. Therefore the most likely valuation of the fair market value of these options is none or a very minor value.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

KAMAL ALAWAS - Mr. Alawas was born January 17, 1952 in Lebanon. He currently resides in the State of Washington. Since 1983 he has been President of Alawas
Investments Corp., an international investment company. He serves on the Board of Sidon International, a public company involved in mineral exploration, and has served as secretary and director of Pel Tech Industries, and as C.F.O. of
Rainbow Petroleum. Mr. Alawas has been involved in the mining industry since
1981 both as owner of mineral property and officer/director of mining companies.

PAT WESTPHAL - Mr. Westphal resides in Las Vegas, Nevada and was born March 15,
1943. He serves as a Director of the Corporation. He is a Canadian citizen. He graduated from high school in Kitchener, Ontario, Canada. He is a retired Sgt.
of the Royal Canadian Mounted Police, having served for 20 years. His specialty therein was white collar crime and intelligence.

Mr. Westphal is the past president of two Vancouver, B.C. mining companies,
Adams Siller and C.T. Exploranda from 1984 to 1986. He is the past president of
Protect American Security, a company specializing in physical security and security systems marketing in the Vancouver area. He has served as Investor
Relation Coordinator for several mining companies listed on the Canadian Stock
Exchange.

Involvement in Certain Legal Proceedings

Except as indicated below and or hereinbefore, to the knowledge of Management, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of the Company:

     (1) Filed a petition under federal bankruptcy laws or any state insolvency law, now had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

     (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

     (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading
     Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange
     Commission has not been subsequently reversed, suspended , or vacated.

Item 10.  EXECUTIVE COMPENSATION

The directors and executive officers as of December 21, 2000 are as follows:

        =============================================================
          NAME               AGE            POSITION
        ---------------     -----     -------------------------------
        Kamal Alawas          49      Chairman of Board of Directors,
                                      President

        Pat Westphal          58      Director, Secretary
        =============================================================

There are no individuals other than officers and directors expected to make a significant contribution to the Company's business.

During fiscal year 2000, the Company's two executive officers received awards of
340,000 shares each of the Company's common stock, valued at a total of $170,000 or $0.25 per share, as accrued compensation from the commencement of their respective terms of service. Further, each officer received a grant of options to purchase 1,140,000 shares of the Company's common stock, exercisable until
November 7, 2005 at $0.25 per share. Executive officers received no other compensation during the period.

No cash fees or other consideration was paid to directors of the Company for service on the Board during the year ended December 31, 2000 or through the date of this Report.

The following table summarizes all compensation received by executive officers of the Company during the period.

                           SUMMARY COMPENSATION TABLE
Name and principal position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen- sation ($)	Awards		Payouts	All other compensation $
					Restricted stock awards(s) ($)	Securities underlying options/SARs (#)	LTIP payouts ($)
Kamal Alawas, President	2000	0	0	0	$85,000	1,140,000	0	0
Pat Westphal, Secretary	2000	0	0	0	$85,000	1,140,000	0	0

The Company has no employment contracts in effect with any of the members of its
Board of Directors or its executive officers, nor are there any agreements or understandings with such persons regarding termination of employment or change in control arrangements.

The Company acquires the services of professional consultants as needed on a fee per service basis.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information with respect to the beneficial ownership of the common stock of the Company as of December 31, 2000 for: (i) each person who is known by the Company to beneficially own more than
5% of any class of the company's securities; (ii) each of the Company's directors; (iii) each of the Company's named executive officers; and (iv) all directors and executive officers as a group.

Security Ownership of owners of more than 5% of a class of securities:

  ==============================================================================
  Title of      Name/Address            Shares Beneficially     Percentage
   Class          of Owner                   Owned              Ownership
  ------------------------------------------------------------------------------

  Common      Kamal Alawas                 2,500,000              8.25%
              Everett, Wa 98205

  Common      Cambro Investment            2,250,000              7.42%
              Henderson, NV 89014

  ==============================================================================

Security ownership of the officers and directors:

  ==============================================================================
  Title of      Name/Address            Shares Beneficially     Percentage
   Class          of Owner                   Owned              Ownership
  ------------------------------------------------------------------------------

  Common      Kamal Alawas                 2,500,000              8.25%
              Everett, Wa 98205

  Common      Pat Westphal .                 900,000              2.97%
              Henderson, NV 89014
  ------------------------------------------------------------------------------
  Common      Officers and Directors
              as a group                   3,400,000             11.22%
  ==============================================================================

There are currently no arrangements or agreements that may result in a change in control of the registrant.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no related transactions not discussed above in PART I.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following exhibits are filed as part of this Form 10-KSB for the Company's year ended December 31, 2000.

  Exhibit No.               Description
  -----------               -------------
    3.(i)                   Articles of Incorporation [ Incorporated by Reference
                            to Exhibit 3.(i) of the Company's Form 10-SB filed
                             on E.D.G.A.R. January 12, 2000 ]

    3.(ii)                  By Laws [ Incorporated by Reference to Exhibit 3.(ii)
                             of the Company's Form 10-SB filed on E.D.G.A.R.
                             January 12, 2000 ]

(b) Reports on Form 8-K

The company filed no Current Reports on Form 8-K during its latest fiscal quarter.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         International STAR, Inc.
                                         (Registrant)

                                         By: /s/ Kamal Alawas
                                         ------------------------------
                                         Kamal Alawas
                                         President, Chairman of the Board

                                         By: /s/ Pat Westphal
                                         ------------------------------
                                         Secretary, Director