Form 10QSB
period 2001-03-31
INTERNATIONAL STAR INC
filed 2001-05-21
CIK 1100788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: March 31, 2001

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

              631 North Stephanie Street, #187, Henderson, NV 89014
                                 (702) 869-8757


                                -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]

The Company had 31,702,092 shares of common stock outstanding at March 31, 2001.



Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                            International Star, Inc.
                                 Balance Sheets

         ASSETS
                                          (Unaudited)               (Audited)
                                         March 31, 2001        December 31, 2000
Current Assets

  Cash                                              31,540                68
  Prepaid expense                                    2,045                 0
     Total Current Assets                           33,585                68

Other Assets:
Gold Standard Mines Acquisition -
Mineral Claims                                     400,000                 0

Screened ore                                         2,600                 0
       Total Other Assets                          402,600                 0

          TOTAL ASSETS                           $ 436,185          $     68

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Payables and accrued interest                  $  11,680        $   11,680
  Advances from affiliates/stockholders             11,198                 0
              TOTAL CURRENT LIABILITIES          $  22,878        $   11,680

Stockholders' Equity (Deficit)
  Common Stock, $.001 par value;
  authorized 100,000,000 shares, issued             31,702            30,302
  and outstanding 31,702,092 on March 31,
  2001 and 30,302,092 on December 31, 2000

     Paid-In Capital                             1,054,581           555,981
     Accumulated Deficit                          (672,976)         (597,895)
     Total Stockholders' Equity (Deficit)          413,307           (11,612)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                            $ 436,185          $     68


                 See accompanying notes to financial statements

                            International Star, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                 3 Months          3 Months
                                                   Ended             Ended
                                                March 31, 2001    March 31, 2000
Revenue: ....................................   $       --              $    --
Total Revenue ...............................           --                   --
 Expenses:
     Mineral development costs ..............       13,147                   --
     Management fees ........................       30,000                   --
     Interest expense .......................           --                1,725
     Professional fees ......................          700                   76
     General and administrative .............       31,234                4,284
Total Expenses ..............................       75,081                6,085

Net Loss $ ..................................      (75,081)             $(6,085)

Weighted Average Shares Common Stock
Outstanding                                     30,722,092           28,480,000

Net Loss Per Common Share
( basic and fully dilutive) ....................$   (0.002)             $ 0.000



                 See accompanying notes to financial statements

                            International Star, Inc.
                       Statements of Stockholders' Equity
                       January 1, 1998 to March 31, 2001


                                                                                (par value in
                                                                                excess of paid
                                                 Common             Common        in capital)                          Total
                                                  Stock              Stock          Paid-In         Accumulated        Equity
                                                 Shares             Amount          Capital           Deficit         (Deficit)
 ...................................................................................................................................

Balances at January 1, 1998 .................   27,480,000    $     27,480    $    (12,480)     $    (59,953)   $    (44,953)

Net loss year ending December 31, 1998 ......           --              --              --           (77,945)        (77,945)

Net loss for year ending December 31, 1999 ..           --              --              --          (128,902)       (128,902)

Common stock issued for cash on August 15, 2000
  at $.15 per share .........................      200,000             200          29,800                --          30,000

Common stock issued for loans of $80,000 and
  accrued interest of $5,760 on September 30,
  2000 valued at  $ .25 per share ...........      800,000             800          84,960                --          85,760

Common stock issued for legal fees on December 31,
  2000 valued at  $ .25 per share ...........      185,000             185          46,065                --          46,250

Common stock issued for liabilities (accrued
  compensation and interest),cash advances and
  loans by the two prinicipal stockholders/
  directors valued at  $ .25 per share ......    1,637,092           1,637         407,636                --         409,273

Net loss for year ending December 31, 2000 ..           --              --              --          (331,095)       (331,095)

Common stock issued for cash, January 18, 2001,
valued at $.25 per share ....................      400,000             400          99,600                --         100,000

Common stock issued for Gold Standard Mines
acquisition, March 22, 2001, valued at $.40
per share ...................................    1,000,000           1,000         399,000                --         400,000

Net loss for the three months ending
March 31, 2001 ..............................           --              --              --           (75,081)        (75,081)

Balances  as of March 31, 2001 ..............   31,702,092    $     31,702    $  1,054,581      $   (672,976)   $    413,307



                 See accompanying notes to financial statements

                            International Star, Inc.
                            Statements of Cash Flows
                                  (UNAUDITED)

                                                 3 Months         3 Months
                                                   Ended             Ended
                                                March 31, 2001   March 31, 2000

Cash flows used in operating activities:
Net Loss .....................................   $ (75,081)         $  (6,085)
Changes to Operating Assets and Liabilities: .          --                 --
     Increase (decrease) in accounts payable
     and accrued interest                               --              1,725
     Increase (decrease) in prepaid expenses        (2,045)
                                                                           --
     Increase (decrease) in mineral assets ..       (2,600)                --
  Cash flows used in operating acitivities ..      (79,726)            (4,360)

Cash flows from financing activities:
     Common stock issued for cash ...........      100,000
     Advances from stockholders / affiliates        11,198              1,423
     Loans from stockholders / affiliates ...           --
  Cash flows from financing acitivities .....      111,198              1,423

  Net increase  (decrease)  in cash .........       31,472             (2,937)

  Cash at beginning of period ...............           68              3,073

Cash at End of Period .......................    $  31,540            $   136


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

B.    LOANS FROM INDIVIDUALS

On August 15, 1999, the Company borrowed $80,000 from four individuals; the notes bore an interest rate of 6%. The notes were originally due on February 15, 2001, however, the Company negotiated the conversion of the notes into common stock and warrants. In September 2000, the notes totaling $80,000 and accrued interest of $5,760 were converted into 1,000,000 shares of common stock. The note holders were granted warrants to acquire 200,000 shares at $.15 per share on a pro-rata basis to the amount loaned. The note holders paid $30,000 for the conversion of the warrants in September 2000 for the 200,000 shares.

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

E.   COMMON STOCK OPTIONS

The Company issued options for the purchase of 2,280,000 common shares to its two principal shareholders on November 7, 2000. The options have an exercise price of $.25 per share, are vested as of the November 7, 2000, and have a duration of 5 years. The Company did not recognize any compensation expense in connection with their issuance, as the Company values the issuance of its options under the "intrinsic value method ", and the option price exceeded or equaled the market value of the stock at the time of the grant of these options. The fair market value method of valuing this transaction might yield a value to the grant of these options, however, the Company has only a limited market cap for the trading of its common stock, and any value assigned would be arbitrary, as valuation techniques such as net present values, option pricing models, matrix pricing, or option-adjusted spread models, do not properly reflect the going concerns and risks of the Company, and the limited market trading of the Company. Therefore the most likely valuation of the fair market value of these options is none or a very minor value.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged in the acquisition, exploration and development of mineral properties, it holds a mineral lease of placer claims in Mohave County, Arizona and 51 lode claims in Wikieup, Arizona. Early stage exploration of these claims indicate the presence of Gold, Platinum and Palladium that warrant further investigation. Testing is ongoing to obtain adequate data to justify the investment of the capital necessary and to support the dicision to place the properties into production.

The Company had no income and must rely on the equity market to sustain its operations. The company will require funding to remain as a going concern, management is seeking funding to maintain the company's operations.

At this time the company has no plans to acquire any plant or equipment as it relies on independent laboratories for its work.


During the period the company completed a private placement of 400,000 units of the company's shares at a price of $.25 per unit for a total proceeds of $ 100,000.00. Each unit comprises of one common share and one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase an additional share for a two year period at a price of $.75 These restricted shares has been issued.

During the period the company finalized the acquisition of 51 lode Mining claims (approximately 1000 acres) located in the Wikieup mining district, Mohave County, Arizona, and the exclusive rights to an extraction procedure for the recovery of precious metals, by issuing (1,000,000) Restricted common shares to the vendor, and receiving the followings:

1) A notarized Quit Claim deed for all rights, interest and title to 51 lode Mining Claims which the Company recorded at the BLM office in Phoenix, Arizona and at Mohave County in Kingman, Arizona.

2) An assignment to International Star Inc. of all rights, tittle and interest to the recovery process developed by the vendor

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

OVERVIEW

The Company was organized under the laws of the State of Nevada on October 28, 1993 as Mattress Showrooms, Inc. The Company's business now, is exploring and developing mineral properties. The Company has obtained mining leases in Arizona and plans operations there. It also is seeking combination with another Firm and/or exploitation of opportunities to develop its mineral properties.

To date, the Company has generated no operating revenues. Management anticipates no revenues from operations over the next quarter. It has incurred losses since inception. The Company does not have the capital it requires to proceed to bring mining operations and development of its proprietary vehicle location product to market immediately. The Company estimates that it requires $750,000 over the next 12 months in order to bring the Company to profitable operations.


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