Form 10QSB
period 2001-06-30
INTERNATIONAL STAR INC
filed 2001-08-20
CIK 1100788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: June 30, 2001

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

Yes [X]   No  [ ]

The Company had 31,702,092 shares of common stock outstanding at June 30, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            INTERNATIONAL STAR, INC.

                                BALANCE SHEETS


                                    ASSETS                June 30,       December 31,
                                                            2001             2000
                                                       --------------- ---------------
                                                         (Unaudited)      (Audited)

Current Assets:
     Cash                                                        $ 33            $ 68
     Prepaid expense                                            2,015               -
                                                       --------------- ---------------
           Total Current Assets                                 2,048              68

Other Assets:
     Gold Standard Mines Acquisition - Mineral Claims         400,000               -
     Screened ore                                               2,600               -
                                                       --------------- ---------------
           Total Other Assets                                 402,600               -

                                                       --------------- ---------------
           Total Assets                                     $ 404,648            $ 68
                                                       =============== ===============

     LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Payables and accrued interest                           $ 11,680        $ 11,680
     Advances from officers/directors
       & accrued management fees                               29,316
     Loans from officers/directors                              8,398               -
                                                       --------------- ---------------
           Total Current Liabilities                           49,394          11,680

Stockholders' Equity (Deficit):
     Common Stock, $.001 par value; authorized
        100,000,000 shares, issued and
        outstanding 31,702,092 on June 30, 2001
        and 30,302,092 on December 31, 2000.                   31,702          30,302
     Paid-In Capital                                        1,054,581         555,981
     Accumulated Deficit                                     (731,029)       (597,895)
                                                       --------------- ---------------
           Total Stockholders' Equity (Deficit)               355,254         (11,612)
                                                       --------------- ---------------
Total Liabilities and Stockholders' Equity Deficit          $ 404,648            $ 68
                                                       =============== ===============



               See Accompanying Notes to the Financial Statements.

                            INTERNATIONAL STAR, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                        6 Months        6 Months       3 Months       3 Months
                                          Ended          Ended           Ended          Ended
                                      June 30, 2001  June 30, 2000   June 30, 2001   June 30, 2000
                                     --------------------------------------------------------------

Revenue:                                       $ -           $ -           $ -            $ -
                                     --------------  --------------  --------------  --------------
             Total Revenue                       -               -               -               -
 Expenses:
     Mineral development costs              14,347               -           1,200               -
     Management fees                        60,000               -          30,000               -
     Interest expense                           23           3,503              23           1,778
     Professional fees                       2,714               -           2,714               -
     General and administrative             56,051          13,797          24,208           9,406
                                     --------------  --------------  --------------  --------------
             Total Expenses                133,135          17,300          58,145          11,184

                                     --------------  --------------  --------------  --------------
                  Net Loss                (133,135)        (17,300)        (58,145)        (11,184)
                                     ==============  ==============  ==============  ==============

     Weighted Average Shares
     Common Stock Outstanding           31,047,384      27,480,000      31,702,092      27,480,000
                                     ==============  ==============  ==============  ==============

     Net Loss Per Common Share
     (basic and fully dilutive)           $ (0.004)       $ (0.001)       $ (0.002)       $ (0.000)
                                     ==============  ==============  ==============  ==============



                 See accompanying notes to financial statements

                            INTERNATIONAL STAR, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                        January 1, 1998 to June 30, 2001

                                   (UNAUDITED)

                                                        Common       Common
                                                        Stock         Stock       Paid-In    Accumulated     Total
                                                        Shares       Amount       Capital      Deficit       Equity
                                                     ------------------------------------------------------------------

Balances at January 1, 1998                            27,480,000      $27,480     $ (12,480)   $ (59,953)   $ (44,953)

Net loss for the year ending December 31, 1998                  -            -             -      (77,944)     (77,944)

Net loss for the year ending December 31, 1999                  -            -             -     (128,902)    (128,902)

Common stock issued for cash on August 15, 2000,
   at $.15 per share.                                     200,000          200        29,800                    30,000

Common stock issued for loans of $80,000 and
   accrued interest of $5,760 on September 30,
   2000 at $.25 per share.                                800,000          800        84,960            -       85,760

Common stock issued for legal fess on
   December 31, 2000, valued at $.25 per share.           185,000          185        46,065            -       46,250

Common stock issued for liabilities (accrued
   compensation and interest), cash advances
   and loans by the two principal stockholders/
   directors valued at $.25 per share.                  1,637,092        1,637       407,636            -      409,273

Net loss for the year ending December 31, 2000                  -            -             -     (331,095)    (331,095)

Common stock issued for cash, January 18, 2001,
   valued at $.25 per share.                              400,000          400        99,600                   100,000

Common stock issued for Gold Standard Mines
acquisition, March 22, 2001, valued at $.40 per share.  1,000,000        1,000       399,000                   400,000

Net Loss for the Six Months Ending June 30, 2001                -            -             -     (133,135)    (133,135)

                                                      ------------- ------------ ------------- ------------ ------------
     Balances as of June 30, 2001                       31,702,092     $ 31,702   $ 1,054,581   $ (731,029)   $ 355,254
                                                      ============= ============ =======================================


           See accompanying notes to financial statements

                            INTERNATIONAL STAR, INC.
                            STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                       6 Months      6 Months
                                                         Ended         Ended
                                                    June 30, 2001   June 30, 2000
                                                    -------------- --------------

Cash Flows used in Operating Activities:
     Net Loss                                          $ (133,135)     $ (17,300)

Changes to Operating Assets and Liabilities:
     (Increase) decrease in accounts payable and
       accrued interest                                         -          3,502
     Increase (decrease) in prepaid expenses               (2,015)             -
     Increase (decrease) in mineral assets                 (2,600)             -
                                                    -------------- --------------
           Net Cash used in Operations                   (137,750)       (13,798)

Cash Flows from Financing Activities:
     Common stock issued for cash                         100,000              -
     Loans from officers/directors                          8,399          6,465
     Advances from officers/directors & accrued
       management fees                                     29,316          4,369
                                                    -------------- --------------
           Net Cash from Financing Activities             137,715         10,834
                                                    -------------- --------------
           Net Decrease in Cash                               (35)        (2,964)
           Cash at Beginning of Period                         68          3,073
                                                    -------------- --------------
           Cash at End of Period                             $ 33          $ 109
                                                    ============== ==============
Supplemental Non-Cash Financing Activities:
     Issuance of 1,000,000 shares common stock
       for mineral claims.                              $ 400,000
                                                    ============== ==============
     Interest Paid                                            $ -            $ -
                                                    ============== ==============
     Income Taxes Paid                                        $ -            $ -
                                                    ============== ==============


                 See accompanying notes to financial statements

                            INTERNATIONAL STAR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

The three officers and directors who were appointed at the time of the Company's connection with the foray into the waste management business, resigned in August 1999. The Company accepted the resignations on September 8, 1999.

On July 17, 1998, the Company entered into an extraction agreement with AuRic Metallurgical Laboratories, Inc., a Utah limited liability corporation, with the requirement that the Company pay a 1% net smelter return to AuRic for utilization of its technology.

On October 12, 1998, the Company entered into a letter of intent with North American Industrial Development Authority, Inc. (NAIDA). NAIDA, of Kingman, Arizona. The original proposal involved constructing an investment in a mineral processing plant in order to process ores from the Company's mineral property. In exchange, NAIDA would receive 15% of the total ore produced. However, because of NAIDA's inability to perform, the proposal was never set into motion.

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

C.  MINERAL LEASE DEVELOPMENT COSTS

The Company obtained a number of mineral leases in Mohave County, Arizona in 1998. Although the Company's resources have been limited, they chose to move forward with preliminary assay sampling and metallurgical testing of the ores on the property. Their decision to perform such testing was rewarded with very optimistic results.

The Company incurred $14,347 as of June 30, 2001, and $33,977 in the year 2000 for mineral development costs, all of which have been expensed.

D.  ACQUISITION AGREEMENT WITH GOLD STANDARD MINES, INC.

On September 23, 2000, the Company entered into an acquisition agreement with Gold Standard Mines, Inc. (GSM), a mining company located in the Mojave County area of Arizona, for the purpose of acquiring fifty-one lode claims and the exclusive right to use a specially developed proprietary extraction formula. In exchange for the lode claims and the exclusive right to the formula, the Company agreed to issue GSM, 1,000,000 restricted shares of its common stock. To insure the Company's protection, the agreement also included terms, which subjected the closing of the acquisition to verification of both the property and the extraction formula process. In order to obtain these essential verifications, the Company conducted a series of comprehensive laboratory analyses by extracting metals from ore and pouring it into dore bars. Through these laboratory tests, the presence of Palladium, Platinum, Gold and Silver was detected, providing the validations needed to move forward. With such an optimistic outcome, the Company elected to complete the acquisition, and consequently, on February 20, 2001, issued a press release publicly announcing the lab test results, as well as finalization of the acquisition.

E.  RE-ESTABLISHING THE DETRITAL WASH PROJECT

In keeping with their desire to move steadily forward, the Company issued a press release on May 30, 2001, announcing plans to focus on widening their exploration area. The Company intends to accomplish their latest strategy by re-establishing a project from 1998, the "Detrital Wash" project, wherein; a 2-ton composite sample was meticulously tested producing results encouraging enough to justify such an endeavor. This latest pursuit will involve the analysis of soil and rock from unexplored areas and will be performed concurrently with the Company's present work on the Wikieup, Arizona project claims. The Company's decision to embark upon this venture came from a series of events including, the recent improvement in metal prices, a renewed interest in mineral projects by investors and, of course, the optimistic results of the original sample tests from 1998.

F.  JAMES WILLIAMS CONSULTING CONTRACT

On May 9, 2001, the Company entered into a consulting contract with James Williams for the purpose of insuring successful future mergers, as well as acquiring his expertise and knowledge in the areas of business planning, advertising and public relations management issues. In so doing, the Company hopes to develop an understanding of all aspects of business needed to obtain their desired success. In exchange for the expertise and knowledge of James Williams, the Company agreed to issue 42,682 shares of common stock, valued at $.41 per share. An agreement was reached and signed on May 9, 2001 and, in July of 2001; the specified number of shares were issued in accordance with the contract.

G.  MARKETING AGREEMENT WITH ACTION STOCKS, INC.

Also on May 9, 2001, the Company signed a promotion agreement with Action Stocks, Inc., (ASI) acquiring their services which include, website marketing, email services, direct client promotion, investor relations, affiliate promotions, research reports (to be created and distributed) and the opportunity of being promoted nationwide on ASI's radio show. Additionally, ASI will contract and provide funding sources. Compensation for ASI's success in locating funding for the Company will be a 10% finder's fee. The term of this contract is set for 6 months and, consideration for services is 91,463 restricted shares valued at $.41 per share. The agreement was accepted and signed and, in July of 2001, the shares were issued, executing the contract.

H.  LOANS AND ADVANCES FROM COMPANY DIRECTORS

While the Company's newly completed acquisition has certainly hastened their ability to move forward, the Company's directors will continue, until projects are well underway, to advance necessary funds for the purpose of insuring a successful outcome. The original loan in April 1997, for $50,000, bore an interest of 3%, $2,000 was paid towards this loan on August 8, 2000. A second loan in December 1999 for $7,500 bore an interest at 8%. During the second quarter of 2000, the amounts of $4,093 and $2,373 were converted to notes bearing a 6% interest rate. Three more advances were made in the amounts of $3,760, $8,042 and $7,432 all of which were also converted to notes at 6% interest. On December 31, 2000 the Company issued 1,637,092 shares, valued at $.25 per share, thus compensating their two directors for their management efforts, valued at $85,000 each, and their advances and loans. This transaction allowed all Company liabilities to be deemed satisfied, with the exception of $11,680 in disputed accounts payable, remaining from prior abandoned operations.

At June 30, 2001, the Company's two directors had advanced, for operations, a total amount of $35,053. However, of that total amount, $8,375 was converted to loans during the second quarter and, $19,862 has already been reimbursed to the directors through the Company's bank account, causing a considerable decrease in the Company's total outstanding advances for the first half of 2001. Consequently, this significant reduction came to a total amount of $6,793.

The directors will continue to incur management fees of $5,000 each, per month, which, at June 30, 2001 came to a total amount of $60,000. Currently, an accrued amount of $27,500 remain payable to the directors for their services, however, $32,500 was paid at the time of service, also directly through the Company's bank account.

I.  COMMON STOCK OPTIONS

The Company issued options for the purchase of 2,280,000 common shares, to its two directors on November 7, 2000. The options have an exercise price of $.25 per share, are vested as of the November 7, 2000, and have a 5-year duration. The Company did not recognize any compensation expense in connection with their issuance, as the Company values the issuance of its options under the "intrinsic value method". Also, the option price exceeded or equaled the market value of the stock at the time of the grant of these options.

On January 18, 2001, the Company conducted a private placement of 400,000 shares of common stock at $.25 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase an additional share for a two-year period at $.75 per unit. The private placement funds totaled $100,000, which were utilized responsibly by the Company for incurred operational costs and mineral development expenses relating to the their recent acquisition.

On March 22, 2001, the Company issued 1,000,000 shares of its common stock to Gold Standard Mines, Inc., valued at $.40 per share, (current market value) closing the acquisition agreement.

                                   ----------

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the period the company entered into a six months consulting agreement with James Williams for the purpose of acquiring his services for business planing. Consideration for this agreement was 42,682 shares valued at $.41 per share under an S8 registration.

During the period the company entered into a six months promotion agreement with Action Stocks, Inc. (ASI) acquiring their services for website marketing, email services, direct client promotion, and fund raising. Consideration for this agreement was 91,463 restricted shares valued at $.41 per share plus up to 10% of all funds raised.

In addition to its ongoing exploration on the Wikieup property the Company is re-establishing an exploration program started in 1998 on its Detrital Wash property. The new program will focus on areas previously unexplored and will consist of soil and rock analysis.

Recent Events

Subsequent to the period covered by this Quarterly Report, the company received an advance of $ 125,000.00 from a director for exercise of options. The stock has not been issued.


                          PART II - OTHER INFORMATION


None.

                                   SIGNATURES

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