Form 10QSB
period 2001-09-30
INTERNATIONAL STAR INC
filed 2001-11-14
CIK 1100788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2001

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

Yes [X]   No  [ ]

The Company had 31,836,237 shares of common stock outstanding at September 30, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            INTERNATIONAL STAR, INC.

                                BALANCE SHEETS


                                               September 30, December 31,
                                                  2001          2000
                                               ------------  ------------
                                               (Unaudited)    (Audited)
Current Assets:
     Cash                                         $ 12,875          $ 68
     Prepaid Expense (Legal)                         2,000             -
                                               ------------   -----------
                        Total Current Assets        14,875            68
Fixed Assets:
     Gold Standard Mines Acquisition -
        Mineral Claims                             400,000             -
     Screened Ore                                    2,600             -
                                               ------------   -----------
                          Total Fixed Assets       402,600             -

                                               ------------   -----------
                                Total Assets     $ 417,475          $ 68
                                               ============   ===========


   Liabilities and Shareholders' Deficit

Current Liabilities:
     Payables and accrued interest                $ 11,680      $ 11,680
     Advances from officers/directors                3,971             -
                                               ------------   -----------
                   Total Current Liabilities        15,651        11,680

Stockholders' Equity:
Common Stock, $.001 par value; authorized
   100,000,000 shares, issued and outstanding
    31,836,024 at September 30, 2001 and
    30,302,092 at December 31, 2000                 31,836        30,302

    Excess of par value over paid in capital     1,234,446       555,981
                         Accumulated Deficit      (864,458)     (597,895)
                                               ------------   -----------
                 Total Stockholders' Deficit       401,824       (11,612)

                                               ------------   -----------
 Total Liabilities and Stockholders' Deficit     $ 417,475          $ 68
                                               ============   ===========



               See Accompanying Notes to the Financial Statements.

                            INTERNATIONAL STAR, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                            9 Months      9 Months     3 Months     3 Months
                                              Ended         Ended        Ended       Ended
                                            Sept. 30,     Sept. 30,    Sept. 30,    Sept. 30,
                                              2001          2000          2001        2000
                                          ------------- ------------ ------------ ------------

Revenue:                                           $ -          $ -          $ -          $ -
                                          ------------- ------------ ------------ ------------
                           Total Revenue             -            -            -            -
 Expenses:
     Mineral development costs                  28,730        4,885       14,384        4,885
     Interest expense                              685        5,539          662        2,036
     Professional fees                           5,592       11,261        2,878       11,185
     Management fees                            90,000            -       30,000            -
     Travel expenses                            14,915       22,914        3,837       13,421
     General and administrative                126,642       11,971       81,669        7,412
                                          ------------- ------------ ------------ ------------
                          Total Expenses       266,564       56,570      133,430       38,939

                                          ------------- ------------ ------------ ------------
                                Net Loss     ($266,564)    ($56,570)    (133,430)     (38,939)
                                          ============= ============ ============ ============

Weighted Average Shares Common
  Stock Outstanding                         31,159,471   27,480,000   31,814,187   27,480,000

               Net Loss Per Common Share      $ (0.009)    $ (0.002)    $ (0.004)    $ (0.001)
                                          ============= ============ ============ ============



                 See accompanying notes to financial statements

                            INTERNATIONAL STAR, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                      January 1, 1998 to September 30, 2001

                                   (UNAUDITED)

                                                        Common      Common
                                                         Stock      Stock     Paid-In     Accumulated    Total
                                                        Shares      Amount    Capital      Deficit      Equity
                                                      ------------ ---------------------- ----------- ------------


                         Balances at January 1, 1998   27,480,000   $27,480    $ (12,480)  $ (59,953)   $ (44,953)

       Net loss for the year ending December 31, 1998           -         -            -     (77,944)     (77,944)

       Net loss for the year ending December 31, 1999           -         -            -    (128,902)    (128,902)

Common stock issued for cash on August 15, 2000,
   at $.15 per share.                                     200,000       200       29,800                   30,000

Common stock issued for loans of $80,000 and
   accrued interest of $5,760 on September 30, 2000
   at $.25 per share.                                     800,000       800       84,960           -       85,760

Common stock issued for legal fess on
   December 31, 2000, valued at $.25 per share.           185,000       185       46,065                   46,250

Common stock issued for liabilities (accrued
   compensation and interest), cash advances and
   loans by the two principal stockholders/directors
   valued at $.25 per share.                            1,637,092     1,637      407,636                  409,273

       Net loss for the year ending December 31, 2000           -         -            -    (331,095)    (331,095)

Common stock issued for cash, January 18, 2001,
   valued at $.25 per share.                              400,000       400       99,600           -      100,000

Common stock issued for Gold Standard Mines
acquisition, March 22, 2001, valued at $.40 per share.  1,000,000     1,000      399,000           -      400,000

Common stock issued for marketing materials
   at $ .41per share                                       91,463        91       37,408           -       37,499

Common stock issued for consulting services
   at  $ .41 per share                                     42,682        43       17,457           -       17,500

Cash received from officer for common stock options  for
500,000 shares @ $.25 per share                                 -         -      125,000                  125,000

Net Loss for the Nine Months Ending September 30, 2001          -         -            -    (266,564)    (266,564)

                                                      ------------ ---------------------- ----------- ------------
                   Balances as of September 30, 2001   31,836,237   $31,836  $ 1,234,446  $ (864,458)   $ 401,824
                                                      ============ ====================== =========== ============


           See accompanying notes to financial statements

                            INTERNATIONAL STAR, INC.
                            STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                     9 Months Ended    9 Months Ended
                                                      September 30,     September 30,
                                                          2001              2000
                                                     ----------------  ----------------
Cash flows used in operating activities:
         Net Loss                                         $ (266,564)        $ (17,300)

Add Expenses not requiring Cash:
Common Stock issued for consulting services                   55,000                 -
                                                     ----------------  ----------------
         Net cash used in operations                        (211,564)                -

Changes to operating assets and liabilities:
     (Increase) decrease in accounts payable
        and accrued interest                                       -             3,502
     Increase (decrease) in prepaid expenses                  (2,000)                -
     Increase (decrease) in mineral assets                    (2,600)                -
                                                     ----------------  ----------------
         Cash flows used in operating acitivities           (216,164)          (13,798)

Cash flows from financing activities:
     Common stock issued for cash                            100,000                 -
     Options to acquire 500,000 shares at $.25
        per share received from officer and
        principal stockholder                                125,000                 -
     Advances from stockholders / affiliates                   3,971             4,369
     Loans from stockholders / affiliates                          -             6,465
                                                     ----------------  ----------------
         Cash flows from financing acitivities               228,971            10,834

                                                     ----------------  ----------------
         Net increase (decrease) in cash                      12,807            (2,964)

         Cash at beginning of period                              68             3,073

                                                     ----------------  ----------------
         Cash at End of Period                              $ 12,875             $ 109
                                                     ================  ================


                 See accompanying notes to financial statements

                            INTERNATIONAL STAR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

C.   MINERAL LEASE DEVELOPMENT COSTS

The Company obtained a number of mineral leases in Mohave County, Arizona in 1998. Although the Company's resources have been limited, they chose to move forward with preliminary assay sampling and metallurgical testing of the ores on the property. Their decision to perform such testing brought optimistic results.

The Company incurred $28,730 as of September 30, 2001, and $33,977 in the year 2000 for mineral development costs, all of which have been expensed.

D.   ACQUISITION AGREEMENT WITH GOLD STANDARD MINES, INC.

On September 23, 2000, the Company entered into an acquisition agreement with Gold Standard Mines, Inc. (GSM), a mining company located in the Mojave County area of Arizona, for the purpose of acquiring fifty-one lode claims and the exclusive right to use a specially developed proprietary extraction formula. In exchange for the lode claims and the exclusive right to the formula, the Company agreed to issue GSM, 1,000,000 restricted shares of its common stock. To insure the Company's protection, the agreement also included terms, which subjected the closing of the acquisition to verification of both the property and the extraction formula process. In order to obtain these essential verifications, the Company conducted a series of comprehensive laboratory analyses by extracting metals from ore and pouring it into dore bars. Through these laboratory tests, the presence of Palladium, Platinum, Gold and Silver were detected, providing the validations needed to move forward. With such an optimistic outcome, the Company elected to complete the acquisition and, consequently, February 20, 2001, issued a press release publicly announcing the lab test results, as well as finalization of the acquisition.

E.   RE-ESTABLISHING THE DETRITAL WASH PROJECT

In keeping with their desire to move steadily forward, the Company issued a press release on May 30, 2001, announcing plans to focus on widening their exploration area. The Company intends to accomplish their latest strategy by re-establishing a project from 1998, the "Detrital Wash" project, wherein; a 2-ton composite sample was meticulously tested producing results encouraging enough to justify their endeavor. This latest pursuit will involve analysis of soil and rock from unexplored areas and will be performed concurrently with the Company's present work on the Wikieup, Arizona project claims. The Company's decision to embark upon this venture came from a series of events including the recent improvement in metal prices, a renewed interest in mineral projects by investors and, of course, the optimistic results of the original sample tests from 1998.

F.   JAMES WILLIAMS CONSULTING CONTRACT

On May 9, 2001, the Company entered into a consulting contract with James Williams for the purpose of insuring successful future mergers, as well as acquiring his expertise and knowledge in the areas of business planning, advertising and public relations management issues. In so doing, the Company hopes to develop an understanding of all aspects of business needed to obtain their desired success. In exchange for the expertise and knowledge of James Williams, the Company agreed to issue 42,682 shares of common stock, valued at $.41 per share. An agreement was reached and signed on May 9, 2001 and, in July of 2001, the specified number of shares were issued in accordance with the contract.

G.   MARKETING AGREEMENT WITH ACTION STOCKS, INC.

Also on May 9, 2001, the Company signed a promotion agreement with Action Stocks, Inc., (ASI), acquiring services which include, website marketing, email services, direct client promotion, investor relations, affiliate promotions, research reports (to be created and distributed) and the opportunity of being promoted nationwide on ASI's radio show. Additionally, ASI will contract and provide funding sources. Compensation for ASI's success in funding for the Company will be a 10% finder's fee. The term of this contract is set for 6 months; consideration 91,463 restricted shares valued at $.41 per share. In July of 2001, the agreement was accepted, signed and the agreed upon number of shares issued.


H.   LOANS AND ADVANCES FROM COMPANY DIRECTORS

The Company's original loan in April 1997, for $50,000, bore an interest of 3%, $2,000 was paid towards this loan on August 8, 2000. A second loan in December 1999 for $7,500 bore an interest at 8%. During the second quarter of 2000, the amounts of $4,093 and $2,373 were converted to notes bearing a 6% interest rate. Three more advances were made in the amounts of $3,760, $8,042 and $7,432 all of which were also converted to notes at 6% interest. On December 31, 2000 the Company's directors were issued a total of 1,637,092 shares, valued at $.25 per share, ($85,000 per director), compensating them for management of the Company as well as their advances, loans and accrued interest. This transaction allowed Company's liabilities to be deemed satisfied, with the exception of $11,680 in disputed accounts payable, remaining from prior abandoned operations.

The Company's two directors continue their advances for operation expenses. However, as of September 30, 2001, the only outstanding advances came to a total amount of $3,971, as the Company continues to reimburse these advances each month directly from their bank account.

The directors will continue to incur management fees of $5,000 each per month, which, at September 30, 2001 totaled $90,000, all of which has been paid to the directors.

I.   COMMON STOCK OPTIONS

The Company issued options for the purchase of 2,280,000 common shares, to its directors on November 7, 2000. The options have an exercise price of $.25 per share, are vested as of the November 7, 2000, and have a 5-year duration. The Company did not recognize any compensation expense in connection with their issuance, as the Company values the issuance of its options under the "intrinsic value method". Also, the option price exceeded or equaled the market value of the stock at the time of the grant of these options. On January 18, 2001, the Company conducted a private placement of 400,000 shares of common stock at $.25 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase an additional share for a two-year period at $.75 per unit. The private placement funds totaled $100,000, which were utilized for incurred operational costs and mineral development expenses relating to the their recent acquisition.

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

During the period the company issued (91,463) restricted shares to Action Stock Inc. for a six months promotional services and (42,682) shares under an S8 to James Williams for six months consulting services. The shares valued at $.41 per share. The company received an advance of $ 125,000.00 from a director of the company for the exercise of 500,000 shares of options. The stock has not been issued.

The company formed a wholly owned Nevada subsidiary Qwik Track, Inc. Qwik Track is a next-generation, web-based information distribution service business serving the rapidly evolving international account wagering market's quest for timely and accurate thoroughbred handicapping analytical data and statistical information.

Mr. Robert Hawkins was appointed as director of the company and president of Qwik Track, Inc. He brings extensive and diversified management experience after retiring with over twenty-three years in management position with IBM Corporation. Mr. Hawkins is the analyst and mathematician responsible for the initial design of QwikTrack.

                          PART II - OTHER INFORMATION


None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           International STAR
                                           (Registrant)



November 14, 2001                          /s/  Kamal Alawas
-------------------------                  -----------------------------------
Date                                       President, Chief Financial Officer
                                               and Director