Form 10KSB
period 2001-12-31
INTERNATIONAL STAR INC
filed 2002-04-01
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

                            ------------------------

     (MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on January 05, 2002, was $7,341,384.

     The issuer has one class of stock with 31,836,237 common shares outstanding as of January 05, 2002.

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

The Company

International Star, Inc. (the "Company") was organized under the laws of the State of Nevada on October 28, 1993 as Mattress Showrooms, Inc. At organization, the Company issued 2,500 shares of common stock, no par value. After amending its Articles of Corporation, as of April 22, 1997, the Company has issued 27,480,000 Common Shares of $0.001 par value. The Company's principal office is located at 631 N Stephanie St. # 187 Henderson, NV 89104

The Company changed its name to International STAR in 1997 and engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems. During the operational years 1997-August 1999, the Company's headquarters were located at 545 Shoop Avenue, Suite 331, Idaho Falls, ID. Due to a lack of capital, the Company was only able to obtain a small sale for $17,444, in December of 1997. The Company closed its offices in January 1998 and abandoned the computers and office equipment purchased at $ 6981, to the three individuals who lead the Company into the waste management business. The three individuals, who had been made officers and directors in connection with the foray into the waste management business, resigned in August 1999. The Company accepted the resignations on September 8, 1999. Mr. Kamal Alawas and Mr. Pat Westphal, Directors, have been managing the Company since that time.

The Company then refocused its efforts into mining in 1998. On March 3, 1998 the Company entered into a mineral lease with James R. Ardoin on mineral claims located around mile marker 22 on Hwy 93 Mohave County Arizona, The lease does require any minimum royalty payments, and charges a royalty of 2% of net smelter returns. The terms of the lease is for 20 years.

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

The Company's plan is to bring to operation its two mineral properties. The Company will also seek, investigate, and if such investigation warrants, acquire an interest in one of more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

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


Item 3. LEGAL PROCEEDINGS

A lawsuit, index number 603877/01, alleging "breach of contract" has been filed against the Company in the State of New York, County of Albany by an entity to recover fees associated with services to be provided. The Company received no services or benefits, has sought legal counsel, believes its position is meritorious and intends to vigorously oppose any actions by this entity. At present there is no assurance of the outcome of the lawsuit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's most recent fiscal year, there were no matters submitted to a vote of security holders.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company received its approval for listing on the NASD Over-the-Counter Bulletin Board under the symbol ISRI on July 9, 2000.

Holders

There are 106 shareholders of record of the Company's common stock as of the date of this Report.

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

The Company's registrar and transfer agent is Stalt, Inc.
Stock Transfer Agency of Lake Tahoe,located at 848 Tanager St, Suite N, Incline Village, Nevada 89541.

Recent Sales of Unregistered Securities

The following securities were issued without registration under the Securities Act of 1933 (the "Act"), in reliance upon the exemption authority provided in
Section 4(2) of the Act respecting issuer transactions not involving any public offering:

Date                Title of Securities              Amount
-----------------------------------------------------------------
July 18, 2001       Common Stock                    400,000(1)
July 15, 2001       Common Stock                     91,463(2)
March 22, 2001      Common Stock                  1,000,000(3)
-----------------------------------------------------------------
(1)  For cash at $.25 per share in a negotiated private placement.
(2)  Issued as compensation for marketing services @ $.41 per share
(3) Issued as payment for the acquisition of the Company's Wickieup property at $.40 per share.


The Company also received $125,000 of paid in capital for the exercise of options against which it is obligated to issue 500,000 shares.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Plan of Operation

Mining operations will focus on developing the true value of all properties through the continuation of an aggressive testing and analysis program. Acquisition of additional properties will be considered, where prudent, in our on-going efforts to expand the revenue potential from mining operations.

The Company's e-commerce operations will continue to focus on the development of its thoroughbred handicapping program, establishing an online customer following and projects to begin generating revenues through subscription memberships during physical year 2002.

It is likely the Company will have to raise additional capital for the development of its properties and the marketing and advertising of its e-commerce operations before it can realize meaningful revenues from operations. Should the Company elect to sell its common stock in order to raise the needed capital, the percentage ownership of existing shareholders will be reduced (i.e., "dilution"). If the Company is unsuccessful in raising additional capital when needed, it may be unable to develop its business profitability.

Results of Operations

During the reporting period the Company acquired not only additional properties represented by 51 lode-mine claims (approximately 1,000 acres) in the Wikieup mining district of Mohave County, Arizona, but also, options on 1,100,000 tons of screened head ore materials on an adjacent property which included exclusive rights to an extraction process for precious metals. In continuing efforts to establish the value of all holdings the Company initiated additional testing and analysis of all holdings and published results from the Wikieup property, the screened head ore options and the test results of the "extraction process" acquired with the options.

In October 2001, the Company formed a wholly owned subsidiary, Qwik Track, Inc. and began developing the infrastructure required to provide online thoroughbred handicapping services to racing fans world-wide. The web site design and database structure were completed by year-end.

Legal

A lawsuit alleging "breach of contract" has been filed against the Company by an entity to recover fees associated with services to be provided. The Company received no services or benefits, has sought legal counsel, believes its position is meritorious and intends to vigorously oppose any actions by this entity. At present there is no assurance of the outcome of the lawsuit.

Recent Events

On March 25, 2002, the Company signed a non-exclusive "Letter of Intent" with the Jared Trust, a private trust, whereby Jared Trust agrees to purchase up to 1,000 tons of head ore material daily from the Company's Wikieup, Arizona claims for a period of 5 years at $300.00 per ton.

The value of this agreement ranges from a minimum of 100 tons per day at $300.00 per ton, or $10,800,000 annually to a maximum of 1,000 tons per day, or $108,000,000 annually.

All associated costs for mining, excavation, concentrating and transportation will be borne by Jared with assets in excess of $100 million.

The Company's management and the Jared Trust feel this business relationship will enhance the position of both entities in the mining, distribution and commercialization of precious metal products. To support their joint efforts, a "Formal Agreement" will be developed in the near future outlining in detail the articles from the "Letter of Intent".

Item 7.  FINANCIAL STATEMENTS


                          Index to Financial Statements

         Document                                            Page
         --------                                            ----

        Auditor's Opinion.................................... F-1

        Balance Sheets....................................... F-2

        Statement of Operations.............................. F-3

        Statement of Cash Flows.............................. F-4

        Statement of Changes in Stockholders' Equity......... F-5

        Notes to Financial Statements........................ F-6

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
International Star, Inc.
Henderson, NV

INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheets of International Star, Inc., as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of International Star, Inc. as of December 31, 2001, and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2001 and December 31, 2000, in conformity with generally accepted accounting principles.




Randy Simpson, CPA, P.C.
A Professional Corporation

March 26, 2002
Sandy, Utah

                           INTERNATIONAL STAR, INC.
                                  BALANCE SHEET


                                     ASSETS
                                                           December 31,
                                                            2001
                                                         -------------

Current Assets:
     Prepaid Expense                                          $ 2,010
                                                         -------------
                Total Current Assets                            2,010
Fixed Assets:
     Gold Standard Mines
       Acquisition - Mineral Claims                           400,000
     Screened Ore                                               2,600
                                                         -------------
                Total Fixed Assets                            402,600

                                                         -------------
                      Total Assets                          $ 404,610
                                                         =============


                      Liabilities and Shareholders' Equity

Current Liabilities:
     Bank Overdraft                                              $ 837
     Payables and accrued interest                              15,312
     Accrued management fees                                    25,000
     Advances from officers/directors                           13,649
                                                          -------------
                Total Current Liabilities                       54,798

Stockholders' Equity:
Common Stock, $.001 par value; authorized
   100,000,000 shares, issued and outstanding
   31,836,237 at December 31, 2001.                             31,836
Paid In Capital                                              1,234,446
Accumulated Deficit                                           (916,470)
                                                          -------------
                     Total Stockholders' Equity                349,812

                                                          -------------
     Total Liabilities and Stockholders' Equity              $ 404,610
                                                          =============



                See accompanying notes to the financial statements.

                         INTERNATIONAL STAR, INC.
                         STATEMENTS OF OPERATIONS


                                             Year Ended          Year Ended
                                            December 31,        December 31,
                                                2001                2000
                                         ------------------   ----------------

Revenue:                                               $ -                $ -
                                         ------------------   ----------------
                   Total Revenue                         -                  -
 Expenses:
     Mineral development costs                      28,730             33,977
     Interest expense                                  685              7,161
     Professional fees                              11,067             52,085
     Management fees                               120,000            170,000
     General and administrative                    158,094             67,872
                                         ------------------   ----------------
                   Total Expenses                  318,576            331,095

                                         ------------------   ----------------
                   Net Loss                     $ (318,576)        $ (331,095)
                                         ==================   ================

Weighted Average Shares
   Common Stock Outstanding                     31,526,762         27,686,965
                                         ==================   ================

Net Loss Per Common Share
   (Basic and Fully Dilutive)                     $ (0.010)          $ (0.012)
                                         ==================   ================



                 See accompanying notes to financial statements

                     INTERNATIONAL STAR, INC.
                     STATEMENTS OF CASH FLOWS

                                                           Year Ended      Year Ended
                                                           December 31,   December 31,
                                                               2001            2000
                                                           ------------   ------------
Cash Flows used in Operating Activities:
                                   Net Loss                 $ (318,576)    $ (331,095)

Expenses not Requiring an Outlay of Cash:
     Common stock issued for interest expense                        -          7,161
     Common Stock issued for consulting/marketing
       services                                                 55,000        216,250
                                                           ------------   ------------
                  Net Cash used in Operations                 (263,576)      (107,684)

Changes to Operating Assets and Liabilities:
     Increase in prepaid expenses                               (2,010)             -
     Increase in screened ore                                   (2,600)             -
     Increase (decrease) in accounts payable and
      accrued interest                                           3,632         (6,051)
     Increase in accrued management fees                        25,000              -
                                                           ------------   ------------
          Cash Flows used in Operating Activities               24,022         (6,051)

Cash Flows from Financing Activities:
     Common stock issued for cash                              100,000         30,000
     Options to acquire 500,000 shares at $.25 per
      share received from officer and principal
      stockholder                                              125,000              -
     Advances from stockholders/affiliates                      13,649         10,512
     Loans from stockholders/affiliates                              -         70,218
                                                           ------------   ------------
             Cash Flows from Financing Activities              238,649        110,730

                                                           ------------   ------------
                           Net (Decrease) in Cash                 (905)        (3,005)

                      Cash at Beginning of Period                   68          3,073

                                                           ------------   ------------
              Cash (Bank Overdraft) at End Period           $     (837)   $        68
                                                           ============   ============

Supplemental Non-Cash Financing Activities:
      1,000,000 shares common stock issued for
       Gold Standard Mines acquisition                      $  400,000    $         -
                                                           ============   ============

     Common stock issued to repay loans, cash
      advances and accrued interest                         $        -    $   317,872
                                                           ============   ============

     Interest Paid                                                 $ -            $ -
                                                           ============   ============

    Income Taxes Paid                                              $ -            $ -
                                                           ============   ============


                 See accompanying notes to financial statements

                            INTERNATIONAL STAR, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                      Years Ending December 31, 2000 & 2001


                                                             Common     Common
                                                             Stock       Stock     Paid-In    Accumulated    Total
                                                             Shares     Amount     Capital     Deficit      Equity
                                                           -----------  -------- ------------ ----------- ------------

Balances as of January 1, 2000                             27,480,000   $27,480    $ (12,480) $ (266,799)  $ (251,799)

     Common stock issued for cash on August 15, 2000,
        at $.15 per share.                                    200,000       200       29,800           -       30,000

     Common stock issued for loans of $80,000 and
        accrued interest of $5,760 on September 30, 2000
        at $.25 per share.                                    800,000       800       84,960           -       85,760

     Common stock issued for legal fess on
        December 31, 2000, valued at $.25 per share.          185,000       185       46,065           -       46,250

     Common stock issued for liabilities (accrued
        compensation and interest), cash advances and
        loans by the two principal stockholders/
        directors valued at $.25 per share.                 1,637,092     1,637      407,636           -      409,273

     Net loss for the year ended December 31, 2000                  -         -            -    (331,095)    (331,095)

                                                           -----------  -------- ------------ ----------- ------------
Balances as of December 31, 2000                           30,302,092   $30,302    $ 555,981  $ (597,894)   $ (11,611)

     Common stock issued for cash, January 18, 2001,
        valued at $.25 per share.                             400,000       400       99,600           -      100,000

     Common stock issued for Gold Standard Mines
       acquisition, March 22, 2001, valued at $.40
       per share                                            1,000,000     1,000      399,000           -      400,000

     Common stock issued for marketing materials,
       July 15, 2001, valued at $ .41per share.                91,463        91       37,408           -       37,499

     Common stock issued for consulting services,
       July 15, 2001, valued at $ .41per share.                42,682        43       17,457           -       17,500

     Cash received from officer for common stock
       options  for 500,000 shares @ $.25 per share                 -         -      125,000           -      125,000

     Net Loss for the year ended December 31, 2001                  -         -            -    (318,576)    (318,576)

                                                           -----------  -------- ------------ ----------- ------------
Balances as of December 31, 2001                           31,836,237   $31,836  $ 1,234,446  $ (916,470)   $ 349,812
                                                           ===========  ======== ============ =========== ============


                 See accompanying notes to financial statements

                            INTERNATIONAL STAR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

In January 1997, the Company forward split its common stock to 6,000,000 shares in a 2400:1 exchange. In April 1997, the Company again forward split its stock 5:1, increasing the total outstanding shares to 30,000,000 and in a reorganization of outstanding shares canceled 17,400,000 shares, forward split the balance of the shares 8:1 for an additional issuance of 10,080,000 shares to the 12,600,000 shares outstanding and then issued 300,000 shares to the shareholders who canceled the 17,400,000 shares, resulting in 22,980,000 shares outstanding. Also, in April 1997, the Company issued 4,500,000 shares in consideration of services performed by various individuals and corporations, which were valued at $10,000. The 4,500,000-share transaction, which predates the 5:1 and 8:1 transactions were apparently not impacted by either of the two aforementioned forward splits, resulting in 27,480,000 shares outstanding.

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

On October 12, 1998, the Company entered into a letter of intent with North American Industrial Development Authority, Inc. (NAIDA), of Kingman, Arizona. The original proposal involved constructing an investment in a mineral processing plant in order to process ores from the Company's mineral property. In exchange, NAIDA would receive 15% of the total ore produced. However, because of NAIDA's inability to perform, the proposal was never set into motion.

B.   LOANS FROM INDIVIDUALS

On August 15, 1999, the Company borrowed $80,000 from four individuals; the notes bore an interest rate of 6%. The notes were originally due on February 15, 2001, however, the Company negotiated the conversion of the notes into common stock and warrants. In September 2000, the notes, totaling $80,000 with accrued interest of $5,760, were converted into 800,000 shares of common stock. The note holders were granted warrants to acquire 200,000 shares at $.15 per share on a pro-rata basis to the amount loaned. The note holders paid $30,000 for the conversion of the warrants in September 2000 for the 200,000 shares.

C.   MINERAL LEASE DEVELOPMENT COSTS

The Company obtained a number of mineral leases in Mohave County, Arizona in 1998. Although the Company's resources have been limited, they chose to move forward with preliminary assay sampling and metallurgical testing of the ores on the property. Their decision to perform such testing brought optimistic results.

The Company incurred $28,730 during the year 2001, and $33,977 in the year 2000 for mineral development costs, all of which have been expensed.

D.   ACQUISITION AGREEMENT WITH GOLD STANDARD MINES, INC.

On September 23, 2000, the Company entered into an acquisition agreement with Gold Standard Mines, Inc. (GSM), a mining company located in the Mojave County area of Arizona, for the purpose of acquiring fifty-one lode claims and the exclusive right to use a specially developed proprietary extraction formula. In exchange for the lode claims and the exclusive right to the formula, the Company agreed to issue GSM, 1,000,000 restricted shares of its common stock. To insure the Company's protection, the agreement also included terms, which subjected the closing of the acquisition to verification of both the property and the extraction formula process. In order to obtain these essential verifications, the Company conducted a series of comprehensive laboratory analyses by extracting metals from ore and pouring it into dore bars. Through these laboratory tests, the presence of Palladium, Platinum, Gold and Silver were detected, providing the validations needed to move forward. With this optimistic outcome, the Company elected to complete the acquisition and, consequently, February 20, 2001, issued a press release publicly announcing the lab test results, as well as finalization of the acquisition.

E.   RE-ESTABLISHING THE DETRITAL WASH PROJECT

On May 30, 2001, the Company issued a press release announcing plans to focus on widening their exploration area. The Company intends to accomplish their latest strategy by re-establishing a project from 1998, the "Detrital Wash" project, wherein; a 2-ton composite sample was meticulously tested producing results encouraging enough to justify their endeavor. This latest pursuit will involve analysis of soil and rock from unexplored areas and will be performed concurrently with the Company's present work on the Wikieup, Arizona project claims. The Company's decision to embark upon this venture came from a series of events including the recent improvement in metal prices, a renewed interest in mineral projects by investors and, of course, the positive results of the original sample tests from 1998.

F.   JAMES WILLIAMS CONSULTING CONTRACT

On May 9, 2001, the Company entered into a consulting contract with James Williams for the purpose of insuring successful future mergers, as well as acquiring his expertise and knowledge in the areas of business planning, advertising and public relations management issues. In so doing, the Company hopes to develop an understanding of all aspects of business necessary to obtain their desired success. In exchange for the expertise and knowledge of James Williams, the Company agreed to issue 42,682 shares of common stock, valued at $.41 per share. An agreement was reached and signed on May 9, 2001 and, in July of 2001; the specified numbers of shares were issued in accordance with the contract.

G.   MARKETING AGREEMENT WITH ACTION STOCKS, INC.

Also on May 9, 2001, the Company signed a six month promotion agreement with Action Stocks, Inc., (ASI), acquiring services which include, website marketing, email services, direct client promotion, investor relations, affiliate promotions, research reports (to be created and distributed) and the opportunity of being promoted nationwide on ASI's radio show. In exchange for these services, the Company has agreed to issue 91,463 restricted shares valued at $.41 per share. Additionally, ASI will contract and provide funding sources. As stated in the agreement, ASI will receive a 10% finder's fee upon locating successful Company funding.

H.   LOANS AND ADVANCES FROM COMPANY DIRECTORS

The Company's original loan in April 1997, for $50,000, bore an interest rate of 3%; $2,000 was paid towards this loan on August 8, 2000. A second loan in December 1999 for $7,500 bore an interest rate of 8%. During the second quarter of 2000, the amounts of $4,093 and $2,373 were converted to notes bearing a 6% interest rate. Three more advances were made in the amounts of $3,760, $8,042 and $7,432, all of which were also converted to notes at 6% interest. On December 31, 2000 the Company's directors were issued a total of 1,637,092 shares, valued at $.25 per share, ($85,000 per director), compensating them for management of the Company as well as their advances, loans and accrued interest. This transaction allowed the Company's liabilities to be deemed satisfied, with the exception of $11,680 in disputed accounts payable, remaining from prior abandoned operations.

The Company's directors continue to advance funds for operational expenses. As of December 31, 2001, outstanding advances totaled $13,649. The Company continues to reimburse these advances directly from their bank account.

The directors continue to incur management fees of $5,000 per director every month for a total of $120,000 at year-end December 31, 2001. Of that total, $25,000 remains outstanding as reflected on the balance sheet.

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

On October 1, 2001, the Company issued options for the purchase of 310,000 common shares, valued at $77,500, ($0.25 per share) to directors and employees of the Company's wholly owned subsidiary QWIK TRACK, INC. These options are valid until October 1, 2005, and will be vested at 25% each year.

J.   CURRENT ACTIVITIES

On October 15, 2001, a press release was issued announcing the formation of QWIK TRACK, INC. (www.qwiktrack.com), a wholly owned subsidiary of International Star, Inc.

QWIK TRACK, INC. is a web-based service business providing the wagering enthusiast with accurate thoroughbred handicapping analytical data and statistical information, as well as the opportunity for wagering enthusiasts to participate in multiple racetrack wagering from the comfort of their own home.

Mr. Robert L. Hawkins is responsible for the initial design of QwikTrack(TM) and was appointed president of the newly formed subsidiary. As the subsidiary's president, Mr. Hawkins assumes the executive management responsibility and will implement all orders given by the Board of Directors. Mr. Hawkins, a devoted racing fan, retired from IBM after more than twenty-three years experience in various management positions. He is considered the subsidiary's expert in the handicapping industry.

The Company continues to evaluate and explore mineral properties, however, the Company feels that exploring other projects and adding those of merit to their portfolio to be in the best interest of their shareholders. QWIK TRACK, INC. is scheduled to begin operations during the first quarter of 2002.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Following are the current officers and directors of the Company, together with their ages, positions held and dates of service:

=========================================================================
Name             Age        Position(s) Held               Service Began
-------------------------------------------------------------------------

Kamal Alawas     50         President, Director              Dec. 1998

Pat Westphal     59         Secretary, Treasurer             Sep. 1999
                            Director

Robert Hawkins   57         President (subsidiary),          Sep. 2001
                            Director
-------------------------------------------------------------------------

KAMAL ALAWAS- Mr. Alawas was born January 17, 1952. He currently resides in the State of Washington. Since 1983 he has been President of Alawas Investments Corp. which is an international investment company. He serves on the Board of Sidon International, a public company involved in mineral exploration, and has served as secretary and director of Pel Tech Industries, and as C.F.O. of Rainbow Petroleum. Mr. Alawas has been involved in the mining industry since 1981 both as owner of mineral property and officer/ director of mining companies.

PAT WESTPHAL- Mr. Westphal resides in Las Vegas, NV and was born March 15, 1943. He serves as a Director of the Corporation. He is a Canadian citizen. He graduated from high school in Kitchener, Ontario, Canada. He is a retired Sgt. of the Royal Canadian Mounted Police, having served for 20 years. His specialty therein was white collar crime and intelligence.

He is the past president of two Vancouver, B.C. mining companies, Adams Siller and C.T. Exploranda from 1984 to 1986. He is the past president of Protect American Security, a company specializing in physical security and security systems marketing in the Vancouver area. He has served as Investor Relation Coordinator for several mining companies listed on the Canadian Stock Exchange.

ROBERT HAWKINS- Mr. Hawkins was born December 21, 1944. He attended the University of Arkansas, prior to beginning his twenty-four year career with International Business Machines Corporation. While with IBM, Mr. Hawkins received over 2000 hours of extensive management training, holding management and staff positions in marketing, administration and service with assignments in field locations, regional offices and corporate headquarters.

He was the co-founder of Trac-Comm Corporation of Dallas, Texas and has successfully marketed handicapping products and services within major racetracks in the U.S.

As an avid racing fan, he is the analyst and mathematician responsible for the initial design of QwikTrackTM. He is the President and handicapping industry expert of the Company's wholly owned subsidiary QWIK TRACK, INC.

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


Item 10.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years.

==============================================================================================================================
Name and principal            Year                  Annual Compensation                  Long-term Compensation
position
------------------------------------------------------------------------------------------------------------------------------
                                         Salary        Bonus         Other Annual     Restricted Securities         All other
                                                                     Compensation     Stock      Underlying LTIP    compen-
                                           ($)          ($)              ($)          Awards     Options    Payouts sation
------------------------------------------------------------------------------------------------------------------------------

Kamal Alawas                  2001          0            0              45,000           0           0          0         0
President, Director         ---------- ------------ ------------ ------------------- ----------- ---------- --------- ---------
                              2000          0            0                0           240,000(1) 1,140,000(2)   0         0
                            ---------- ------------ ------------ ------------------- ----------- ---------- --------- ---------
                              1999`         0            0                0           100,000(1)     0          0         0
-------------------------------------------------------------------------------------------------------------------------------
Pat Westphal                  2001          0            0              45,000           0           0          0         0
Secretary, Treasurer,       ---------- ------------ ------------ ------------------- ----------- ---------- --------- ---------
Director                      2000          0            0                0           240,000(1) 1,140,000(2)   0         0
                            ---------- ------------ ------------ ------------------- ----------- ---------- --------- ---------
                              1999          0            0                0           100,000(1)     0          0         0
-------------------------------------------------------------------------------------------------------------------------------
Robert Hawkins, President     2002          0            0                0               0        250,000(3)   0         0
(Quik Track Subsidiary)
===============================================================================================================================

(1) Valued at $.25 per share at time of issue.
(2) Strike Price $.25, expiring November 7, 2005, and vested at issuance.
(3) Strike Price $.25, expiring 2005, vesting 25% per year.


The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers, nor are there any agreements or understandings with such persons regarding termination of employment or change in control arrangements.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Following are all of the individuals or groups known by the registrant to be the beneficial owners of more than 5% of the Company's securities.


==============================================================================
Title of      Name/Address            Shares Beneficially     Percentage
 Class          of Owner                   Owned              Ownership
------------------------------------------------------------------------------

Common      Kamal Alawas                 2,648,528              8.00 %
            Everett, Wa 98205

Common      Pat Westphal                 1,997,396              6.27 %
            Henderson, NV 89014

Common      Cambro Investment            2,250,000              7.06 %
            Las Vegas, NV

==============================================================================


Following are all of the officers and directors of the Company who are beneficial owners of the Company's securities.

==============================================================================
Title of      Name/Address            Shares Beneficially     Percentage
 Class          of Owner                   Owned              Ownership
------------------------------------------------------------------------------

Common      Kamal Alawas
            Everett, Wa 98205            2,648,528              8.00 %

Common      Pat Westphal                 1,997,396              6.27 %
            Henderson, NV 89014

Common      Robert Hawkins                       0              0.00 %
            Henderson, NV 89012
-------------------------------------------------------------------------------
Common      Officers and Directors
            as a group                   4,645,924             14.27%
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

                                         International Star, Inc.
                                         (Registrant)


                                         By: /s/ Kamal Alawas
                                         ------------------------------
                                         Kamal Alawas
                                         President, Chairman of the Board



                                         By: /s/ Pat Westphal
                                         ------------------------------
                                         Pat Westphal
                                         Secretary, Director