Form 10QSB
period 2002-03-31
INTERNATIONAL STAR INC
filed 2002-05-22
CIK 1100788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: March 31, 2002

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


Board of Directors and Stockholders
International Star, Inc.
(A Development Stage Company)
Las Vegas, NV 89027

INDEPENDENT AUDITORS' REVIEW

We have reviewed the accompanying balance sheets of International Star, Inc. as of March 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the three months ending March 31, 2002 and March 31, 2001, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of International Star, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



Randy Simpson, CPA, P.C.
A Professional Corporation
May 20, 2002
Sandy, Utah

                            INTERNATIONAL STAR, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                    ASSETS

                                                                   March 31,
                                                                     2002
                                                                ------------------

Current Assets:
     Cash                                                                    $ 15
     Prepaid Expense                                                        2,030
                                                                ------------------
Total Current Assets 2,045

Mineral Assets:
     Gold Standard Mines Acquisition - Mineral Claims                     400,000
     Screened Ore                                                           2,600
                                                                ------------------
Total Mineral Assets                                                      402,600

                                                                ------------------
Total Assets                                                            $ 404,645
                                                                ==================

                     Liabilities and Shareholders' Equity

Current Liabilities:
     Accounts payable                                                    $ 13,082
     Loans from officers and accrued interest                              25,356
     Accrued management fees                                               55,000
     Advances from officers/directors                                      19,539
                                                                ------------------
Total Current Liabilities                                                 112,977

Stockholders' Equity:
Common Stock, $.001 par value; authorized
   100,000,000 shares, issued and outstanding 31,836,237
   at March 31, 2002.                                                      31,836
Paid In Capital                                                         1,234,446
Accumulated Deficit                                                      (974,614)
                                                                ------------------
Total Stockholders' Equity                                                291,668

                                                                ------------------
Total Liabilities and Stockholders' Equity                              $ 404,645
                                                                ==================


               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                      Three Months          Three Months
                                                         Ended                 Ended
                                                     March 31, 2002        March 31, 2001
                                                  --------------------- ---------------------
                                                  --------------------- ---------------------

Revenue:                                                           $ -                   $ -
                                                  --------------------- ---------------------
                                                  --------------------- ---------------------
 Total Revenue                                                       -                     -

Expenses:
     Mineral development costs                                     500                13,147
     Interest expense                                              193                     -
     Professional fees                                           5,770                   700
     Management fees                                            30,000                30,000
     General and administrative                                 21,681                31,234
                                                  --------------------- ---------------------
                                                  --------------------- ---------------------
 Total Expenses                                                 58,144                75,081

                                                  --------------------- ---------------------
                                                  --------------------- ---------------------
 Net Loss                                                    $ (58,144)            $ (75,081)
                                                  ===================== =====================
                                                  ===================== =====================

Weighted Average Shares
   Common Stock Outstanding                                 31,836,237            28,480,000
                                                  ===================== =====================
                                                  ===================== =====================

Net Loss Per Common Share
   (Basic and Fully Dilutive)                                 $ (0.002)             $ (0.003)
                                                  ===================== =====================
                                                  ===================== =====================


                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                       Three Months Ending March 31, 2002
                                   (Unaudited)



                                                                         Common      Common
                                                                         Stock       Stock      Paid-In    Accumulated    Total
                                                                         Shares      Amount     Capital      Deficit      Equity
                                                                      ------------ --------- ------------ ------------ ------------

   Balances as of January 1, 2000                                      27,480,000   $27,480    $ (12,480)  $ (266,799)  $ (251,799)

Common stock issued for cash on August 15, 2000,
   at $.15 per share.                                                     200,000       200       29,800            -       30,000

Common stock issued for loans of $80,000 and
   accrued interest of $5,760 on September 30, 2000
   at $.25 per share.                                                     800,000       800       84,960            -       85,760

Common stock issued for legal fess on
   December 31, 2000, valued at $.25 per share.                           185,000       185       46,065            -       46,250

Common stock issued for liabilities (accrued compensation
   and interest), cashadvances and loans by
   the two principal stockholders/
   directors valued at $.25 per share.                                  1,637,092     1,637      407,636            -      409,273

            Net loss for the year ended December 31, 2000                       -         -            -     (331,095)    (331,095)

Common stock issued for cash, January 18, 2001,
   valued at $.25 per share.                                              400,000       400       99,600            -      100,000

Common stock issued for Gold Standard Mines
  acquisition, March 22, 2001, valued at $.40 per share.                1,000,000     1,000      399,000            -      400,000

Common stock issued for marketing materials, July 15, 2001,
  valued at $ .41 per share.                                               91,463        91       37,408            -       37,499

Common stock issued for consulting services, July 15, 2001,
valued at $ .41 per share.                                                 42,682        43       17,457            -       17,500

Cash received from officer for common stock options  for
  500,000 shares @ $.25 per share                                               -         -      125,000            -      125,000

            Net Loss for the year ended December 31, 2001                       -         -            -     (318,576)    (318,576)

      Net loss for January 1, 2002 through March 31, 2002                       -         -            -      (58,144)     (58,144)

                                                                      ------------ --------- ------------ ------------ ------------
   Balances at March 31, 2002                                          31,836,237   $31,836  $ 1,234,446   $ (974,614)   $ 291,668
                                                                      ============ ========= ============ ============ ============



                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                            STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                                          Three Months       Three Months
                                                                              Ended             Ended
                                                                         March 31, 2002     March 31, 2001
                                                                        ------------------------------------
Cash Flows used in Operating Activities:

      Net Loss                                                                  $ (58,144)        $ (75,081)

Changes to Operating Assets and Liabilities:
     Increase in prepaid expenses                                                     (20)           (2,045)
     Increase in mineral assets                                                         -            (2,600)
     Increase (decrease) in accounts payable and accrued interest                  (2,230)                -
     Increase in accrued management fees                                           30,000                 -
                                                                        ------------------ -----------------
      Cash Flows used in Operating Activities                                     (30,394)          (79,726)

Cash Flows from Financing Activities:
     Common stock issued for cash                                                       -           100,000
     Increase in advances from stockholders/affiliates                              5,890            11,198
     Loans from stockholders/affiliates                                            25,356                 -
                                                                        ------------------ -----------------

      Cash Flows from Financing Activities                                         31,246           111,198
                                                                        ------------------ -----------------
      Net Increase in Cash                                                            852            31,472

      Cash at Beginning of Period                                                    (837)               68
                                                                        ------------------ -----------------
      Cash at End of Period                                                          $ 15          $ 31,540
                                                                        ================== =================
      Supplemental Non-Cash Financing Activities:
      1,000,000 shares common stock issued for Gold
      Standard Mines acquisition.                                                     $ -         $ 400,000
                                                                        ================== =================

      Interest Paid                                                                   $ -               $ -
                                                                        ================== =================

      Income Taxes Paid                                                               $ -               $ -
                                                                        ================== =================



                 See accompanying notes to financial statements.

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

The Company incurred $500 in mineral development costs, during the first quarter of 2002, all of which were expensed as incurred.


D. ACQUISITION AGREEMENT WITH GOLD STANDARD MINES, INC.

On September 23, 2000, the Company entered into an acquisition agreement with Gold Standard Mines, Inc. (GSM), a mining company located in the Mojave County area of Arizona, for the purpose of acquiring fifty-one lode claims and the exclusive right to use a specially developed proprietary extraction formula. In exchange for the lode claims and the exclusive right to the formula, the Company agreed to issue GSM, 1,000,000 restricted shares of its common stock. To insure the Company's protection, the agreement also included terms, which subjected the closing of the acquisition to verification of both the property and the extraction formula process. In order to obtain these essential verifications, the Company conducted a series of comprehensive laboratory analyses by extracting metals from ore and pouring it into ore bars. Through these laboratory tests, the presence of Palladium, Platinum, Gold and Silver were detected, providing the validations needed to move forward. With this optimistic outcome, the Company elected to complete the acquisition and, consequently, February 20, 2001, issued a press release publicly announcing the lab test results, as well as finalization of the acquisition.


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

The Company's directors continue to advance funds for operational expenses. As of March 31, 2002, outstanding advances totaled $19,539, and outstanding loans including 6% interest totaled $25,356. All advances are reimbursed directly from the Company's bank account upon availability of funds.

The directors continue to incur management fees of $5,000 per director per month, totaling $120,000 annually. As of March 31, 2002, accrued management fees total $55,000 (reflected on the balance sheet).

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

On January 18, 2001, the Company conducted a private placement of 400,000 shares of common stock at $.25 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase an additional share for a two-year period at $.75 per unit. The private placement funds totaled $100,000, all of which were utilized for incurred operational costs and mineral development expenses relating to the Company's recent acquisition.

On March 22, 2001, the Company issued 1,000,000 shares of its common stock to Gold Standard Mines, Inc., valued at $.40 per share, (current market value) closing the acquisition agreement.

On October 1, 2001, the Company issued 310,000 options, valued at $77,500, ($0.25 per option) to directors and employees of QWIK TRACK, INC. These options are valid until October 1, 2005, and will be vested at 25% each year.

J. CURRENT ACTIVITIES

1. QWIK TRACK, INC.

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

Mr. Robert L. Hawkins is responsible for the initial design of QwikTrack(TM)and was appointed president of the newly formed subsidiary. As the subsidiary's president, Mr. Hawkins assumes the executive management responsibility and will implement all orders given by the Board of Directors. Mr. Hawkins, a devoted racing fan, retired from IBM after more than twenty-three years experience in various management positions. He is considered the subsidiary's expert in the handicapping industry.

The Company continues to evaluate and explore mineral properties, however, the Company feels that exploring other projects and adding those of merit to their portfolio to be in the best interest of their shareholders. QWIK TRACK, INC. made preparations to begin beta testing May 3, 2002, with the issuance of charts prior to the May 4, 2002 Kentucky Derby. Official results of these tests can be found at www.equibase.com and, charts may be viewed by following the links at www.qwiktrack.com. The Company intends to continue testing in conjunction with "The Preakness", scheduled May 18, 2002, at which time charts will be released to the general public.

2. LETTER OF INTENT WITH JARED TRUST

On March 26, 2002, the Company signed a non-exclusive Letter of Intent with the Jared Trust, a private trust. The agreement is set for a time period of 5 years, wherein, the Jared Trust agreed to purchase anywhere from 100 to 1,000 tons of head ore material per day at $300 per ton from the Wikieup, Arizona claims. Consequently, the annual monetary value of this agreement will range from $10,800,000 to $108,000,000. Additionally, the Jared Trust agreed to bear all costs associated with the mining project, including excavation, concentrating and transportation.



                          PART II - OTHER INFORMATION


None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           International Star
                                           (Registrant)



May 20, 2002                               /s/  Kamal Alawas
-------------------------                  -----------------------------------
Date                                       President, Chief Financial Officer
                                               and Director