Form 10QSB
period 2002-06-30
INTERNATIONAL STAR INC
filed 2002-08-14
CIK 1100788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: June 30, 2002

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

              631 North Stephanie Street, #187, Henderson, NV 89014
                                 (702) 719-3562


                                -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]

The Company had 31,836,237 shares of common stock outstanding at June 30, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009





Board of Directors and Stockholders
International Star, Inc.
Henderson, NV 89014

                          INDEPENDENT AUDITORS' REVIEW

We have reviewed the accompanying balance sheet of International Star, Inc. as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the six months ending June 30, 2002 and June 30, 2001, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of International Star, Inc.

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



Randy Simpson, CPA, P.C.
A Professional Corporation
August 12, 2002
Sandy, Utah

                            INTERNATIONAL STAR, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                    ASSETS

                                                                 June 30,
                                                                   2002
                                                               ---------------

Current Assets:
     Prepaid Legal Fees                                          $      1,990
                                                               ---------------
Total Current Assets                                                    1,990

Mineral Assets:
     Gold Standard Mines Acquisition - Mineral Claims                 400,000
     Screened Ore                                                       2,600
                                                               ---------------
Total Mineral Assets                                                  402,600

                                                               ---------------
Total Assets                                                     $    404,590
                                                               ===============

                     Liabilities and Shareholders' Equity

Current Liabilities:
     Bank overdraft                                              $         20
     Accounts payable and accrued interest                             11,680
     Loans from officers and accrued interest                          25,356
     Accrued management fees                                           70,000
     Advances from officers/directors                                  33,189
                                                               ---------------
Total Current Liabilities                                             140,245

Stockholders' Equity:
Common Stock, $.001 par value; authorized 100,000,000
   shares, issued and outstanding 31,836,237
   at March 31, 2002.                                                  31,836
Paid In Capital                                                     1,234,446
Accumulated Deficit                                                (1,001,937)
                                                               ---------------
Total Stockholders' Equity                                            264,345

                                                               ---------------
Total Liabilities and Stockholders' Equity                          $ 404,590
                                                               ===============


               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               Six Months       Six Months
                                                 Ended             Ended
                                              June 30, 2002     June 30, 2001
                                            ----------------  ----------------

Revenue:                                                $ -               $ -
                                            ----------------  ----------------
 Total Revenue                                            -                 -

Expenses:
     Mineral development costs                        1,158            14,347
     Interest expense                                   193                23
     Professional fees                               12,081             2,714
     Management fees                                 45,000            60,000
     General and administrative                      27,035            56,051
                                            ----------------  ----------------
 Total Expenses                                      85,467           133,135

                                            ----------------  ----------------
 Net Loss                                         $ (85,467)        $(133,135)
                                            ================  ================

Weighted Average Shares
   Common Stock Outstanding                      31,836,237        31,047,384
                                            ================  ================

Net Loss Per Common Share
   (Basic and Fully Dilutive)                      $ (0.00)          $ (0.00)
                                            ================  ================


                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                       Three Months Ending March 31, 2002
                                   (Unaudited)



                                                                         Common      Common
                                                                         Stock       Stock      Paid-In    Accumulated    Total
                                                                         Shares      Amount     Capital      Deficit      Equity
                                                                      ------------ --------- ------------ ------------ ------------

   Balances as of January 1, 2000                                      27,480,000   $27,480    $ (12,480)  $ (266,799)  $ (251,799)

Common stock issued for cash on August 15, 2000,
   at $.15 per share.                                                     200,000       200       29,800            -       30,000

Common stock issued for loans of $80,000 and
   accrued interest of $5,760 on September 30, 2000
   at $.25 per share.                                                     800,000       800       84,960            -       85,760

Common stock issued for legal fess on
   December 31, 2000, valued at $.25 per share.                           185,000       185       46,065            -       46,250

Common stock issued for liabilities (accrued compensation
   and interest), cashadvances and loans by
   the two principal stockholders/
   directors valued at $.25 per share.                                  1,637,092     1,637      407,636            -      409,273

            Net loss for the year ended December 31, 2000                       -         -            -     (331,095)    (331,095)

Common stock issued for cash, January 18, 2001,
   valued at $.25 per share.                                              400,000       400       99,600            -      100,000

Common stock issued for Gold Standard Mines
  acquisition, March 22, 2001, valued at $.40 per share.                1,000,000     1,000      399,000            -      400,000

Common stock issued for marketing materials, July 15, 2001,
  valued at $ .41 per share.                                               91,463        91       37,408            -       37,499

Common stock issued for consulting services, July 15, 2001,
valued at $ .41 per share.                                                 42,682        43       17,457            -       17,500

Cash received from officer for common stock options  for
  500,000 shares @ $.25 per share                                               -         -      125,000            -      125,000

            Net Loss for the year ended December 31, 2001                       -         -            -     (318,576)    (318,576)

       Net loss for January 1, 2002 through June 30, 2002                       -         -            -      (85,467)     (85,467)

                                                                      ------------ --------- ------------ ------------ ------------
   Balances at March 31, 2002                                          31,836,237  $ 31,836  $ 1,234,446  $(1,001,937) $   264,345
                                                                      ============ ========= ============ ============ ============



                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                            STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                                         Six Months      Six Months
                                                                            Ended           Ended
                                                                        June 30, 2002   June 30, 2001
                                                                      ---------------- ---------------
Cash Flows used in Operating Activities:

      Net Loss                                                            $   (85,467)    $  (133,135)

Changes to Operating Assets and Liabilities:
     (Increase) decrease in prepaid expenses                                      (20)         (2,015)
     Increase in screened ore                                                       -          (2,600)
     Decrease in accounts payable and accrued interest                         (3,632)              -
     Increase in accrued management fees                                       45,000               -
                                                                      ---------------- ---------------
      Cash Flows used in Operating Activities                                 (44,079)       (137,750)

Cash Flows from Financing Activities:
     Common stock issued for cash                                                   -         100,000
     Increase in advances from officers/affiliates                             19,540          29,316
     Increase in loans from officers/affiliates                                25,356           8,399
                                                                      ---------------- ---------------

      Cash Flows from Financing Activities                                     44,896         137,715
                                                                      ---------------- ---------------
      Net Increase (decrease) in Cash                                             817             (35)

      Cash at Beginning of Period                                                (837)             68
                                                                      ---------------- ---------------
      Cash at End of Period                                               $       (20)    $        33
                                                                      ================ ===============
      Supplemental Non-Cash Financing Activities:
      1,000,000 shares common stock issued for Gold
      Standard Mines acquisition.                                         $   400,000     $         -
                                                                      ================ ===============

      Interest Paid                                                       $         -     $         -
                                                                      ================ ===============

      Income Taxes Paid                                                   $         -     $         -
                                                                      ================ ===============



                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

B.   LOANS FROM INDIVIDUALS

On August 15, 1999, the Company borrowed $80,000 from four individuals at 6% interest, due on February 15, 2001. On June 28, 2000, the Company negotiated a conversion of the note's cash value ($85,760 including accrued interest) to 800,000 shares of the Company's common stock at a value of $.10 per share, in conjunction with share purchase warrants, offering 200,000 additional shares, valid until August 15, 2000 at an exercise price of $.15 per share ($30,000). On August 15, 2000, 200,000 shares of the Company's common stock were issued to the four individuals on a pro-rata basis to the amount originally loaned in exchange for $30,000. The remainder of the debt was satisfied on September 30, 2000, following the issuance of the remaining 800,000 shares.

C.   MINERAL LEASE DEVELOPMENT COSTS

The Company obtained a number of mineral leases in Mohave County, Arizona in 1998. Although the Company's resources have been limited, they chose to move forward with preliminary assay sampling and metallurgical testing of the ores on the property. Their decision to perform such testing brought optimistic results.

As of June 30, 2002, the Company had incurred $1,158 in mineral development costs, all of which were expensed as incurred.

D.   ACQUISITION AGREEMENT WITH GOLD STANDARD MINES, INC.

On September 23, 2000, the Company entered into an acquisition agreement with Gold Standard Mines, Inc. (GSM), a mining company located in the Mojave County area of Arizona, for the purpose of acquiring fifty-one lode claims and the exclusive right to use a specially developed proprietary extraction formula. In exchange for the lode claims and the exclusive right to the formula, the Company agreed to issue GSM, 1,000,000 restricted shares of its common stock. To insure the Company's protection, the agreement also included terms, which subjected the closing of the acquisition to verification of both the property and the extraction formula process. In order to obtain these essential verifications, the Company conducted a series of comprehensive laboratory analyses by extracting metals from ore and pouring it into ore bars. Through these laboratory tests, the presence of Palladium, Platinum, Gold and Silver were detected, providing the validations needed to move forward. With this outcome, the Company elected to complete the acquisition and, consequently, issued a press release on February 20, 2001 publicly announcing the lab test results, as well as finalization of the acquisition.

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

The Company's directors continue to advance funds for operational expenses. As of June 30, 2002, outstanding advances totaled $33,189, and outstanding loans, including 6% interest, totaled $25,356. All advances are reimbursed directly from the Company's bank account upon availability of funds.

The Company's President and CEO incur a management fee of $5,000 per month, totaling $60,000 annually.

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


     3.   LETTER OF INTENT WITH PITA KING BAKERIES INTERNATIONAL, INC.

     The Company entered into a letter of intent with Pita King Bakeries International, Inc., a Nevada Corporation, on July 31, 2002, whereby; the Company intends to acquire 100% interest in the new subsidiary in exchange for 4,139,500 restricted shares of the Company's common stock. A formal draft of the acquisition agreement is currently underway.




ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company is engaged in the acquisition, exploration and development of mineral properties, it holds a mineral lease of placer claims in Mohave County, Arizona and 51 lode claims in Wikieup, Arizona. Early stage explorations, of these claims, indicate the presence of Gold, Platinum and Palladium that warrant further investigation. Testing is ongoing to obtain adequate data to justify the investment of the capital necessary and to support the decision to place the properties into production.

The Company had no income and must rely on the equity market to sustain its operations. The company will require funding to remain as a going concern; management is seeking funding to maintain the company's operations.

Plans to place this property into production were announced on March 25, 2002, when the Company signed a non-exclusive "Letter of Intent" with the Jared Trust, a private trust, whereby Jared Trust agreed to purchase up to 1,000 tons of head ore material daily from the Company's Wikieup, Arizona claims for a period of 5 years at $300.00 per ton.

In addition to working on a formal agreement with the Jared Trust, regarding the Wikieup property, the Company is planning to re-establish an exploration program started in 1998 on its Detrital Wash property. The new program will focus on areas previously unexplored.

Recent Events

Officer/Director, Pat Westphal, at age fifty-nine, died at his home in Henderson, Nevada on the morning of June 21, 2002 of natural causes. He will be remembered not only for his hard work and dedication to the Company, but as companion and long time friend.

Effective June 22, 2002 the Board of Directors of International Star, Inc. appointed current Director, Robert L. Hawkins as the Company's new Secretary. The Company entered into a letter of intent with Pita King Bakeries International, Inc., a Nevada Corporation, on July 31, 2002, whereby; the Company intends to acquire 100% interest in the new subsidiary in exchange for 4,139,500 restricted shares of the Company's common stock. A formal draft of the acquisition agreement is currently underway.


                          PART II - OTHER INFORMATION


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

On June 26, 2002 the Company filed Form 8-K respecting a vacancy on the Board.

On August 6, 2002 the Company filed Form 8-K respecting a proposed acquisition.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           International Star
                                           (Registrant)



August 14, 2002                            /s/  Kamal Alawas
-------------------------                  -----------------------------------
Date                                       President, Chief Financial Officer
                                               and Director