Form 10QSB
period 2002-09-30
INTERNATIONAL STAR INC
filed 2002-11-27
CIK 1100788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2002

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

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                              Phone (801) 572-3009
                               Fax (801) 606-2895




Board of Directors and Stockholders
International Star, Inc.
Henderson, NV 89014

                          INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheet of International Star, Inc. as of September 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the nine months ending September 30, 2002 and September 30, 2001, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of International Star, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



Randy Simpson, CPA, P.C.
A Professional Corporation
November 19, 2002
Sandy, Utah

                        INTERNATIONAL STAR, INC.
                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS
                                                         September 30,
                                                             2002
                                                       -------------

Current Assets:
     Prepaid Legal Fees                                $      1,990
                                                       -------------
                            Total Current Assets              1,990
Mineral Assets:
     Gold Standard Mines Acquisition
       - Mineral Claims                                     400,000
     Screened Ore                                             2,600
                                                       -------------
                            Total Mineral Assets            402,600

                                                       -------------
                                    Total Assets       $    404,590
                                                       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank overdraft                                    $         20
     Accounts payable and accrued interest                   11,455
     Loans from officers and accrued interest                25,356
     Accrued management fees                                 85,000
     Advances from officers/directors                        43,790
                                                       -------------
                       Total Current Liabilities            165,621

Stockholders' Equity:
     Common Stock, $.001 par value; authorized
      100,000,000 shares; issued and outstanding
      31,836,237 at September 30, 2002.                      31,836
     Paid-In Capital                                      1,234,446
     Accumulated Deficit                                 (1,027,313)
                                                       -------------
                      Total Stockholders' Equity            238,969

                                                       -------------
      Total Liabilities and Stockholders' Equity       $    404,590
                                                       =============


            See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Nine Months  Nine Months   Three Months  Three Months
                                                 Ended         Ended         Ended        Ended
                                             September 30, September 30, September 30, September 30,
                                                 2002          2001           2002        2001
                                             ------------- ------------- ------------- -------------

Revenue:                                     $          -  $          -  $          -  $          -
                                             ------------- ------------- ------------- -------------
                               Total Revenue            -             -             -             -
 Expenses:
     Mineral development costs                      7,059        28,730           659        14,384
     Interest expense                                 193           685             -           662
     Professional fees                             12,081         5,592         6,310         2,878
     Management fees                               60,000        90,000        15,000        30,000
     General and administrative                    31,510       141,557         5,354        85,506
                                             ------------- ------------- ------------- -------------
                              Total Expenses      110,843       266,564        27,323       133,430

                                             ------------- ------------- ------------- -------------
                                    Net Loss $   (110,843) $   (266,564) $    (27,323) $   (133,430)
                                             ============= ============= ============= =============

                     Weighted Average Shares
                    Common Stock Outstanding   31,836,237    31,159,471    31,836,237    31,814,187
                                             ============= ============= ============= =============

                   Net Loss Per Common Share
                   (Basic and Fully Dilutive)$      (0.00) $      (0.01) $      (0.00) $      (0.00)
                                             ============= ============= ============= =============


                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                 From January 1, 2000 through September 30, 2002
                                   (Unaudited)



                                                                         Common      Common
                                                                         Stock       Stock      Paid-In    Accumulated    Total
                                                                         Shares      Amount     Capital      Deficit      Equity
                                                                      ------------ --------- ------------ ------------ ------------

   Balances as of January 1, 2000                                      27,480,000   $27,480    $ (12,480)  $ (266,799)  $ (251,799)

Common stock issued for cash on August 15, 2000,
   at $.15 per share.                                                     200,000       200       29,800            -       30,000

Common stock issued for loans of $80,000 and
   accrued interest of $5,760 on September 30, 2000
   at $.25 per share.                                                     800,000       800       84,960            -       85,760

Common stock issued for legal fess on
   December 31, 2000, valued at $.25 per share.                           185,000       185       46,065            -       46,250

Common stock issued for liabilities (accrued compensation
   and interest), cashadvances and loans by
   the two principal stockholders/
   directors valued at $.25 per share.                                  1,637,092     1,637      407,636            -      409,273

            Net loss for the year ended December 31, 2000                       -         -            -     (331,095)    (331,095)

Common stock issued for cash, January 18, 2001,
   valued at $.25 per share.                                              400,000       400       99,600            -      100,000

Common stock issued for Gold Standard Mines
  acquisition, March 22, 2001, valued at $.40 per share.                1,000,000     1,000      399,000            -      400,000

Common stock issued for marketing materials, July 15, 2001,
  valued at $ .41 per share.                                               91,463        91       37,408            -       37,499

Common stock issued for consulting services, July 15, 2001,
valued at $ .41 per share.                                                 42,682        43       17,457            -       17,500

Cash received from officer for common stock options  for
  500,000 shares @ $.25 per share                                               -         -      125,000            -      125,000

            Net Loss for the year ended December 31, 2001                       -         -            -     (318,576)    (318,576)

  Net loss for January 1, 2002 through September 30, 2002                       -         -            -     (110,843)    (110,843)

                                                                      ------------ --------- ------------ ------------ ------------
                           Balances at September 30, 2002              31,836,237   $31,836  $ 1,234,446  $(1,027,313)  $  238,969
                                                                      ============ ========= ============ ============ ============



                 See accompanying notes to financial statements.

                           INTERNATIONAL STAR, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                   2002           2001
                                                            --------------- ---------------
Cash Flows Used in Operating Activities:
                                               Net Loss     $     (110,843) $     (266,564)

Expenses Not Requiring an Outlay of Cash
     Common stock issued for services                                    -          55,000

Changes to Operating Assets and Liabilities:
     (Increase) decrease in prepaid expenses                            20          (2,000)
     (Increase) decrease in screened ore                                 -          (2,600)
     Decrease in accounts payables and accrued interest             (3,857)              -
     Increase in accrued management fees                            60,000               -
                                                            --------------- ---------------
                 Cash Flows Used in Operating Activities           (54,680)       (216,164)

Cash Flows from Financing Activities:
     Common stock issued for cash                                        -         100,000
     Options from principal shareholder to
       receive shares for cash                                           -         125,000
     Increase in advances from officers/affiliates                  30,141           3,971
     Increase in loans from officers/affiliates                     25,356               -
                                                            --------------- ---------------
                     Cash Flows from Financing Activities           55,497         228,971

                                                            --------------- ---------------
                         Net Increase (Decrease) in Cash               817          12,807

                             Cash at Beginning of Period              (837)             68

                                                            --------------- ---------------
                                   Cash at End of Period    $          (20) $       12,875
                                                            =============== ===============

Supplemental Non-Cash Financing Activities:
      1,000,000 shares common stock issued for
        Gold Standard Mines acquisition.                    $            -  $      400,000
                                                            =============== ===============

     Interest Paid                                          $            -  $            -
                                                            =============== ===============

    Income Taxes Paid                                       $            -  $            -
                                                            =============== ===============


                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

A.   ORIGINATION AND HISTORY

International Star, Inc. (the Company) was incorporated October 28, 1993 as a Nevada corporation. On November 5, 1993, the Company issued 2,500 shares, no par value, for cash consideration of $5,000 in a 504 intrastate offering. The Company amended its "Articles of Incorporation" on January 22, 1997, increasing its authorized common stock from 2,500 shares to 100,000,000 shares and modifying its par value to $.001 per share.

In January 1997, the Company forward split its common stock to 6,000,000 shares in a 2400:1 exchange. In April 1997, the Company again forward split its stock 5:1, increasing the total outstanding shares to 30,000,000 and, in a reorganization of outstanding shares canceled 17,400,000 shares forward split the balance of the shares 8:1 for an additional issuance of 10,080,000 shares to the 12,600,000 shares outstanding, and then issued 300,000 shares to the shareholders who canceled the 17,400,000 shares, resulting in 22,980,000 shares issued and outstanding. Also, in April 1997, the Company issued 4,500,000 shares, (valued at $10,000) in consideration of services performed by various individuals and corporations. The 4,500,000-share transaction, which predates the 5:1 and 8:1 transactions, were apparently not impacted by either of the two aforementioned forward splits, but resulted in a total of 27,480,000 shares of common stock issued and outstanding.

In April 1997, the Company entered the waste management business. A loan of $50,000 was obtained from an affiliated entity, American Holding Group, at 3%, (no formal loan documents were drafted), a portion of which was used to open a Company office in Idaho Falls, Idaho.

Due to a lack of capital, the Company was only able to obtain a small instrumentation sale for $17,444 to Asia Kingtec Co. LTD., in December 1997. The Company closed its office in January 1998 and abandoned the computers and office equipment, purchased at $6,981, to the three individuals who lead the Company into the waste management business. The Company accounts payable reflect $11,455 in disputed bills from these discontinued operations, which the Company does not intend to pay.

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

B.   LOANS FROM INDIVIDUALS

On August 15, 1999, the Company borrowed $80,000 from four individuals at 6% interest, due on February 15, 2001. On June 28, 2000, the Company negotiated a conversion of the note's cash value ($85,760 including accrued interest) to 800,000 shares of the Company's common stock, valued at $.10 per share, in conjunction with share purchase warrants; and offered 200,000 additional shares, valid until August 15, 2000 at an exercise price of $.15 per share ($30,000). On August 15, 2000, 200,000 shares of the Company's common stock were issued to the four individuals on a pro-rata basis to the amount originally loaned in exchange for $30,000. The remainder of the debt was satisfied on September 30, 2000, following the issuance of the remaining 800,000 shares.

C.   MINERAL LEASE DEVELOPMENT COSTS

The Company obtained a number of mineral leases in Mohave County, Arizona in 1998.
As of September 30, 2002, the Company had incurred $7,059 in mineral development costs, all of which were expensed as incurred.

D. ACQUISITION AGREEMENT WITH GOLD STANDARD MINES, INC.

On February 20, 2001, the Company finalized the acquisition with Gold Standard Mines, Inc. ("GSM"), an Arizona corporation, resulting in a conveyance to the Company from "GSM" of fifty-one lode claims and the exclusive right to use a specially developed proprietary extraction formula. In exchange, the Company issued "GSM" 1,000,000 restricted shares of common stock, valued at $.40 ($400,000) per share.

Prior to the Company's final decision to complete the acquisition, the Company conducted a series of comprehensive laboratory analyses in order to substantiate "GSM's" claims of both the property and the extraction formula. Through this process, metals were extracted from ore and poured into dore bars. Final results provided confirmation of the presence of Palladium, Platinum, Gold and Silver, as well as basis for the Company's decision to finalize the acquisition.

E.   RE-ESTABLISHING THE DETRITAL WASH PROJECT

On May 30, 2001, the Company announced plans to focus on widening their exploration area, by re-establishing a project from 1998, the "Detrital Wash" project. Though positive results were generated from testing conducted of a 2-ton composite sample; the Company's limited capital during the past 12 months has delayed commencement of any significant project operations. Still, a recent press release announced the Company's current efforts to raise the necessary capital to both carry out the original "Detrital Wash" proposal, (expansion through sampling and assaying soil and rock in the unexplored areas of the property to aid the management in further development of the area), and to maintain the operating costs of its mining interests.

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

G. LOANS AND ADVANCES FROM COMPANY DIRECTORS

The Company's original loan in April 1997, for $50,000, bore an interest rate of 3%; $2,000 was paid towards this loan on August 8, 2000. A second loan in December 1999 for $7,500 bore an interest rate of 8%. During the second quarter of 2000, the amounts of $4,093 and $2,373 were converted to notes bearing a 6% interest rate. Three more advances were made in the amounts of $3,760, $8,042 and $7,432, all of which were also converted to notes at 6% interest. On December 31, 2000 the Company's directors were issued a total of 1,637,092 shares, valued at $.25 per share, ($85,000 per director), compensating them for management of the Company as well as their advances, loans and accrued interest. This transaction allowed the Company's liabilities to be deemed satisfied, with the exception of $11,455 in disputed accounts payable, remaining from prior abandoned operations.

The Company's directors continue to advance funds for operational expenses. As of September 30, 2002, outstanding advances totaled $43,790, and outstanding loans, including 6% interest, totaled $25,356. All advances are reimbursed directly from the Company's bank account upon availability of funds.

The Company's President/CEO incurs a management fee of $5,000 per month, totaling $60,000 annually.

H.   COMMON STOCK OPTIONS

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

On January 18, 2001, the Company conducted a private placement of 400,000 shares of common stock at $.25 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share for a two-year period at $.75 per unit. The private placement funds totaled $100,000, all of which were utilized for incurred operational costs and mineral development expenses relating to the Company's recent acquisition.

On March 22, 2001, the Company issued 1,000,000 shares of its common stock to Gold Standard Mines, Inc., valued at $.40 per share, (current market value) in connection with the acquisition agreement.

In July of 2001, the Company issued 42,682 shares of common stock as consideration for the consulting services of James Williams, per consulting agreement dated May 9, 2001. The shares were valued at the current market value; $.41 per share.

On October 1, 2001, the Company issued 310,000 options, valued at $77,500, ($0.25 per option) to directors and employees of QWIK TRACK, INC. These options are valid until October 1, 2005, and will be vested at 25% each year.

I.   CURRENT ACTIVITIES

     1.   QWIK TRACK, INC.

     On October 15, 2001, a press release was issued announcing the formation of QWIK TRACK, INC. (www.qwiktrack.com), a wholly owned subsidiary of International Star, Inc.

     QWIK TRACK, INC. is a web-based service business providing the wagering enthusiast with accurate thoroughbred handicapping, analytical data and statistical information, as well as the opportunity for wagering enthusiasts to participate in multiple racetrack wagering from the comfort of their own home.

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

     2.   LETTER OF INTENT WITH JARED TRUST

     On March 26, 2002, the Company signed a non-exclusive "Letter of Intent" with the Jared Trust, a private trust. The agreement was set for a time period of 5 years, wherein, the Jared Trust agreed to purchase anywhere from 100 to 1,000 tons of head ore material per day at $300 per ton from the Wikieup, Arizona claims. Additionally, the Jared Trust agreed to bear all costs associated with the mining project, including excavation, concentrating and transportation.

     On September 6, 2002, the Company issued a press release announcing suspension of all consideration of the Jared Trust "Letter of Intent", due to inability to verify any claims pertaining to the Trust's, financial capabilities, technical expertise or even a legal existence.


     3.   ACQUISITION AGREEMENT WITH PITA KING BAKERIES INTERNATIONAL, INC.

     International Star's Board of Directors announced, upon receipt of all issued and outstanding Pita King shares, the closing of the acquisition with Pita King Bakeries International, Inc., ("Pita King"), a Nevada corporation; effective October 1, 2002. In exchange, the Company issued 4,139,500 restricted shares of common stock, proportioned equally between each of the Pita King shareholders.

     Additionally, Pita King's co-founder, Mr. Hassan Alaeddine, currently a member of the Pita King Board of Directors, will be elected a member of International Star's Board of Directors as well. Pita King Bakeries International, Inc. (a Nevada Corporation), is a wholly owned subsidiary, and the holding Company for Pita King Ltd., (a Washington Corporation). Pita King Ltd. began operations as a retail store in Everett, Washington in September of 2001, and has since established a client base, including numerous commercial "open purchase orders" supporting revenues of approximately $40,000 per month. Since operations began in September 2001, Pita King has reached total revenues of $220,662 and has accumulated assets in excess of $412,640.



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

The Company is continuing its efforts with Pita King Bakeries International, Inc., a Nevada Corporation, whereby; the Company will acquire 100% interest in the new subsidiary in exchange for 4,139,500 restricted shares of the Company's common stock. The formal acquisition agreement is pending the completion of Pita King's audited financials.

The Company is reviewing its plans to re-establish an exploration program started in 1998 on its Detrital Wash property. The new program will focus on areas previously unexplored.

Recent Events

On August 28, 2002 the Company's "2003 Maintenance Fees" totaling $5,900 were paid at the Bureau of Land Management offices in Phoenix, Arizona. - Effective September 6, 2002 the Company suspended consideration of the Jared Trust "Letter of Intent" announced on March 25, 2002 by which the Jared Trust was to purchase head ore from the Company's Wikieup, AZ property.

In consideration of an email "notification of abeyance" received from the agent for the Jared Trust, and the inability of the Company to verify the statutory existence of the Jared Trust, its financial capabilities and technical expertise, the Company suspended all consideration of this project.

The Company announced on September 16, 2002 the signing of a "Letter of Intent" to acquire Cardinal Data Systems, LLC as a wholly owned subsidiary.

Cardinal Data Systems (CDS) is a multidimensional "Information Technologies"
(IT) company and will provide the technology infrastructure for International Star, Inc. and all its subsidiaries.

November 19, 2002 International Star's Board of Directors announced, upon receipt of all issued and outstanding Pita King shares, the closing of the acquisition with Pita King Bakeries International, Inc., ("Pita King"), a Nevada corporation; effective October 1, 2002. In exchange, the Company issued 4,139,500 restricted shares of common stock, proportioned equally between each of the Pita King shareholders.

Additionally, Pita King's co-founder, Mr. Hassan Alaeddine, currently a member of the Pita King Board of Directors, will be elected a member of International Star's Board of Directors as well. Pita King Bakeries International, Inc. (a Nevada Corporation), is a wholly owned subsidiary, and the holding Company for Pita King Ltd., (a Washington Corporation). Pita King Ltd. began operations as a retail store in Everett, Washington in September of 2001, and has since established a client base, including numerous commercial "open purchase orders" supporting revenues of approximately $40,000 per month. Since operations began in September 2001, Pita King has reached total revenues of $220,662 and has accumulated assets in excess of $412,640.


ITEM 3  -  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


                          PART II - OTHER INFORMATION


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

On August 2, 2002 the Company filed Form 8-K respecting a proposed acquisition.

On September 6, 2002 the Company filed Form 8-K respecting a material contract.

On September 16, 2002 the Company filed Form 8-K respecting a proposed acquisition.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           International Star
                                           (Registrant)



November 26, 2002                          /s/  Kamal Alawas
-------------------------                  -----------------------------------
Date                                       President and Director

I, Kamal Alawas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 26, 2002

/s/ Kamal Alawas
--------------------------
Chief Executive Officer

I, Robert Hawkins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 26, 2002

/s/ Robert Hawkins
--------------------------
Chief Financial Officer