Form 10QSB/A
period 2002-09-30
INTERNATIONAL STAR INC
filed 2004-04-01
CIK 1100788

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



                      52 Megan Street, Henderson, NV 89014
                                 (702) 897-5338

                                -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]


The Company had 31,836,237 shares of common stock outstanding at September 30, 2002.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                            INTERNATIONAL STAR, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                 ASSETS
                                                         September 30,
                                                             2002
                                                       -------------

Current Assets:
     Prepaid Legal Fees                                $      1,990
                                                       -------------
                            Total Current Assets              1,990
Mineral Assets:
     Gold Standard Mines Acquisition
     Screened Ore                                             2,600
                                                       -------------
                            Total Mineral Assets              2,600

                                                       -------------
                                    Total Assets       $      4,590
                                                       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank overdraft                                    $         20
     Accounts payable and accrued interest                   11,455
     Loans from officers and accrued interest                25,356
     Accrued management fees                                 85,000
     Advances from officers/directors                        43,790
                                                       -------------
                       Total Current Liabilities            165,621

Stockholders' Equity:
     Common Stock, $.001 par value; authorized
      100,000,000 shares; issued and outstanding
      31,836,237 at September 30, 2002.                      31,836
     Paid-In Capital                                      1,234,446
     Accumulated Deficit                                 (1,427,313)
                                                       -------------
                      Total Stockholders' Equity           (161,031)

                                                       -------------
      Total Liabilities and Stockholders' Equity       $      4,590
                                                       =============



            See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Nine Months  Nine Months   Three Months  Three Months
                                                 Ended         Ended         Ended        Ended
                                             September 30, September 30, September 30, September 30,
                                                 2002          2001           2002        2001
                                             ------------- ------------- ------------- -------------

Revenue:                                     $          -  $          -  $          -  $          -
                                             ------------- ------------- ------------- -------------
                               Total Revenue            -             -             -             -
 Expenses:

     Mineral development costs                      7,059        28,730           659        14,384
     Write-off of unproven mineral lease costs    400,000             -       400,000             -
     Interest expense                                 193           685             -           662
     Professional fees                             12,081         5,592         6,310         2,878
     Management fees                               60,000        90,000        15,000        30,000
     Research & development (Qwiktrack)             2,000             -         2,000             -
     General and administrative                    29,510       141,557         3,354        85,506
                                             ------------- ------------- ------------- -------------
                              Total Expenses      510,843       266,564       427,323       133,430

                                             ------------- ------------- ------------- -------------
                                    Net Loss $   (510,843) $   (266,564) $   (427,323) $   (133,430)
                                             ============= ============= ============= =============

                     Weighted Average Shares
                    Common Stock Outstanding   31,836,237    31,159,471    31,836,237    31,814,187
                                             ============= ============= ============= =============

                   Net Loss Per Common Share
                   (Basic and Fully Dilutive)$      (0.00) $      (0.01) $      (0.00) $      (0.00)
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

                           INTERNATIONAL STAR, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                   2002           2001
                                                            --------------- ---------------
Cash Flows Used in Operating Activities:

                                               Net Loss     $     (510,843) $     (266,564)

Expenses Not Requiring an Outlay of Cash
     Common stock issued for services                                    -          55,000
     Non cash write-off of unproven mineral lease costs            400,000               -
                                                            --------------- ---------------
                    Cash Flows from Operating Activities          (110,843)       (211,564)

Changes to Operating Assets and Liabilities:
     (Increase) decrease in prepaid expenses                            20          (2,000)
     (Increase) decrease in screened ore                                 -          (2,600)
     Decrease in accounts payables and accrued interest             (3,857)              -
     Increase in accrued management fees                            60,000               -
                                                            --------------- ---------------
                 Cash Flows Used in Operating Activities           (54,680)       (427,728)

Cash Flows from Financing Activities:
     Common stock issued for cash                                        -         100,000
     Options from principal shareholder to
       receive shares for cash                                           -         125,000
     Increase in advances from officers/affiliates                  30,141           3,971
     Increase in loans from officers/affiliates                     25,356               -
                                                            --------------- ---------------
                     Cash Flows from Financing Activities           55,497         228,971

                                                            --------------- ---------------
                         Net Increase (Decrease) in Cash               817        (198,757)

                             Cash at Beginning of Period              (837)             68

                                                            --------------- ---------------
                                   Cash at End of Period    $          (20) $     (198,689)
                                                            =============== ===============
Supplemental Non-Cash Financing Activities:
      1,000,000 shares common stock issued for
        Gold Standard Mines acquisition.                    $            -  $      400,000
                                                            =============== ===============

     Interest Paid                                          $            -  $            -
                                                            =============== ===============

    Income Taxes Paid                                       $            -  $            -
                                                            =============== ===============



                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)

A.   ORIGINATION AND HISTORY

International Star, Inc. (the Company) was incorporated October 28, 1993 as a Nevada corporation. On November 5, 1993, the Company issued 2,500 shares, no par value, for cash consideration of $5,000 in a 504 intrastate offering. The

Company amended its Articles of Incorporation on January 22, 1997, increasing its authorized common stock from 2,500 shares to 100,000,000 shares and modifying its par value to $.001 per share.


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


B.   ACCOUNTING POLICIES

The Company uses the accrual method of accounting, exploration costs are expensed as they are incurred, and earnings per share are computed using the weighted average number of shares of common stock outstanding. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles is based on the fair value of the asset.

The Securities and Exchange Commission (SEC) recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies". The SEC defines the most critical accounting policies as those that are most important to the portrayal of a company's financial condition and operating results, and which require management to make its most difficult and subjective judgments, often as a result from the need to make estimates of matters that are inherently uncertain. Based on this definition and the fact that the Company has only minimal operations, the Company's most critical accounting policies would include the valuation of stock transactions for services and capital obtained through the sale of common stock. Both transactions are reflected in the Statement of Stockholders' Equity. The Company will need to obtain sufficient financial resources to carry out its intended plan of operations. Realization of asset values will eventually be impacted by its ability to raise capital or commence commercially profitable operations.

C.   LOANS FROM INDIVIDUALS


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


D.   MINERAL LEASE EXPLORATION COSTS AND LEASE IMPAIRMENT

The Company originally obtained 8 placer mineral claims leases in Mohave County, Arizona in 1998 covering approximately 160 acres each. The Company has conducted site mineral sampling and other relatively minor assaying and exploration costs on these claims. These leases were obtained via providing the originally lessor with a 2% net smelter return. No value exists on the Company's books as to these claims.

The Company obtained, via a stock issuance as discussed in Note E below, 51 claims of 20 acres each, also in Mohave County, Arizona. The Company has carried a value of $400,000 relative to this acquisition.

The Company has never actively mined either site. Costs incurred to date have been exploratory site sampling and assaying.

In, the third quarter of 2003 the Company wrote down the value of its mineral lease acquisition from $400,000 to zero. The Company has been unable to locate a joint venture partner for either property and has been unable to raise the necessary capital for a major exploration program. Both events are an indication the Company may not be able to realize its investment in the mineral leases. The Company is continuing its $5,900 a year lease payment to the Bureau of Land Management for the 59 claims and will continue to retain legal rights to the properties. As of September 30, 2002, the Company had incurred $7,059 in mineral exploration costs, all of which were expensed as incurred.

E.  ACQUISITION AGREEMENT WITH GOLD STANDARD MINES, INC.

On February 20, 2001, the Company finalized the acquisition with Gold Standard Mines, Inc. ("GSM"), an Arizona corporation, resulting in a conveyance to the

Company from "GSM" of fifty-one lode claims. In exchange, the Company issued "GSM" 1,000,000 restricted shares of common stock, valued at $.40 per share ($400,000). Pursuant to the Company's policy regarding impairment of ling-lived assets, the Statement of Operations reflects a write-off, in the 3rd quarter 2002, of $400,000 for unproven mineral lease costs, due to the Company's inability to obtain funding sufficient to conduct the sampling and assaying necessary to establish the likelihood of future cash flows from the asset.

The Company is conducting a series of laboratory analyses on samples of material from the property. Although preliminary assays have disclosed the presence of Palladium, Platinum, Gold and Silver in some of the samples, further testing will be required to establish quantitative values. Based on those results, the Company will decide whether or how much additional expenditure is warranted to determine whether mineable reserves exist.


F.   THE DETRITAL WASH PROJECT

The Company intends to re-commence small scale sampling on its Detrital Wash property, subject to availability of capital. Although testing conducted on a 2-ton composite sample from the property indicated the presence of precious minerals,the Company has been unable to initiate any meaningful exploration program there due to limited capital.

G.   QUANTITATIVE AND QUALITATIVE DISCLOSURES

The Company's future operating results will be substantially dependent upon its ability to demonstrate the existence of mineable reserves on at least one of its properties, which will require further exploration activities. In the event the company is able to advance beyond the exploration stage, it will be exposed to various market risks as a part of its future operations. As an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative securities for profit. This discussion of the Company's market risk assessments contains "forward looking statements" that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.

H.  JAMES WILLIAMS CONSULTING CONTRACT

On May 9, 2001, the Company entered into a consulting contract with James

Williams for consulting services in the areas of business planning, advertising. public relations and possible future merger and acquisition activities. In July of 2001the Company issued 42,682 shares of common stock valued at $.41 per share as considerationfor the contracted services.

I.  LOANS AND ADVANCES FROM COMPANY DIRECTORS

In April 1997, the Company borrowed $50,000 at 3% interest from an affiliated entity; $2,000 was paid towards this loan on August 8, 2000. A second loan in December 1999 for $7,500 bore an interest rate of 8%. During the second quarter of 2000, the amounts of $4,093 and $2,373 were converted to notes bearing a 6% interest rate. Three more advances were made in the amounts of $3,760, $8,042 and $7,432, all of which were also converted to notes at 6% interest. On December 31, 2000 the Company's directors were issued a total of 1,637,092 shares, valued at $.25 per share, ($85,000 per director), compensating them for management of the Company as well as their advances, loans and accrued interest. This transaction satisfied the Company's liabilities with the exception of $11,455 in disputed accounts payable that remained from prior abandoned operations.



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


J.  COMMON STOCK OPTIONS


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


In July of 2001, the Company issued 42,682 shares of common stock as consideration for the consulting services of James Williams, per consulting agreement dated May 9, 2001. The shares were valued at $.41 per share, the current market value.


On October 1, 2001, the Company issued 310,000 options, valued at $77,500, ($0.25 per option) to directors and employees of QWIK TRACK, INC. These options are valid until October 1, 2005, and will be vested at 25% each year.


K.  CURRENT ACTIVITIES


     1.   QWIK TRACK, INC.


     In October, 2001, the Company formed QWIK TRACK, INC. as a wholly owned subsidiary of International Star, Inc.

     QWIK TRACK, INC. is being developed as a web-based service business providing the wagering enthusiast with accurate thoroughbred handicapping, analytical data and statistical information, as well as the opportunity for for wagering enthusiasts to participate in multiple racetrack wagering from the comfort of their own home. Mr. Robert L. Hawkins was appointed president of the newly formed subsidiary and will oversee its development. QWIK TRACK, INC. made preparations to begin beta testing May 3, 2002, with the issuance of charts prior to the May 4, 2002 Kentucky Derby. Official results of these tests can be found at www.equibase.com and, charts may be viewed by following the links at www.qwiktrack.com.

     The Company continues to evaluate and explore mineral properties; however, the Company feels that exploring other projects and adding those of merit to their portfolio to be in the best interest of their shareholders.

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


     In September, 2002 the Company suspended all consideration of the Jared Trust "Letter of Intent", due to the inability to verify any claims pertaining to the Trust's financial capabilities, technical expertise or even a legal existence.

     3. ACQUISITION AGREEMENT WITH PITA KING BAKERIES INTERNATIONAL, INC. (SUBSEQUENT EVENT)

     On October 1, 2002, subsequent to the period covered by this report, the Company completed its acquisition of 100% of the outstanding equity stock of Pita King Bakeries International, Inc., ("Pita King"), a Nevada corporation,. in exchange for 4,139,500 restricted shares of common stock. Pita King Bakeries International, Inc. is a holding company whose principal asset is Pita King Ltd., a Washington corporation, which operates a commercial bakery business in Everett, Washington. Pita King has assets of approximately $412,000 and sales of approximately $40,000 per month (unaudited). The Company will disclose audited financial information for Pita King as soon as available, and will consolidate Pita King's financial statements with those of the Company in future periods.



Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion should be read in conjunction with our Consolidated Financial Statements (unaudited) for the nine month period ended September 30, 2002, and the Notes to Financial Statements.

Plan of Operation for Fiscal Year 2003

We are engaged in the acquisition, exploration and, if warranted, the development of mineral properties. We hold a mineral lease on placer claims in Mohave County, Arizona and 51 lode claims in Wikieup, Arizona. Early stage explorations of these claims indicate the presence of Gold, Platinum and Palladium that in our opinion warrant further investigation. Substantial additional sampling and testing will be needed to obtain adequate data to determine whether mineable reserves exist on the properties. The pace and scope of such testing are and have been severely limited by the Company's limited financial resources.

We are in the "exploration stage" as defined in Industry Guide 7 of Regulation S-X respecting companies engaged in exploration, development and production of mineral resources. We have no producing mines, no established reserves and no income from operations. We must rely on periodic infusions of capital through borrowing or sales of our equity stock to sustain our operations. We will require further funding to remain as a going concern, and there is no assurance we will obtain such funding.

We have no cash resources, and have relied on periodic sales of equity stock and loans from our directors and investors to meet our operating expenses. From our inception, we have an accumulated deficit of $1,427,313. Unless we can obtain additional funding, our activities for the coming year will be minimal.

Acquisitions

During the period ended September 30, 2002 we entered into an agreement to acquire 100% of the equity stock of Pita King Bakeries International, Inc., a Nevada Corporation, in exchange for 4,139,500 restricted shares of the Company's common stock. Pita King operates a commercial bakery in Everett, Washington. The closing of the acquisition was conditioned upon the completion of Pita King's audited financial statements, and in fact the closing did occur on October 1, 2002, subsequent to the period covered by this report. Mr. Hassan Aladdeine, co-founder of Pita King, remains as President of the subsidiary and has been appointed a member of our Board of Directors.

The Company announced on September 16, 2002 the signing of a "Letter of Intent" to acquire Cardinal Data Systems, LLC, a software and information technologies developer, as a wholly owned subsidiary. Subsequently, however, we resolved not to proceed with the acquisition.

New Exploration Program

We are developing a plan to re-commence exploration originally begun in 1998 on our Detrital Wash property. The new program will focus on areas previously unexplored. We have not yet determined a budget for the program, as we have yet been able to determine a source and amount of funds that could be available for the purpose.


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

Evaluation of Disclosure Controls and Procedures


Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of the Company's principal executive officer and principal financial officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.


Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


                           PART II - OTHER INFORMATION


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits


        Ex. #           Description
        -----           -----------

        31.1            Certification of CEO / CFO (Section 302)
        32.1            Certification of CEO / CFO (Section 906)

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

                                           INTERNATIONAL STAR
                                           (Registrant)




April 1, 2004                          /s/ Robert L. Hawkins
-------------------------                  -----------------------------------
Date                                       President and Director