Form 10KSB
period 2002-12-31
INTERNATIONAL STAR INC
filed 2004-07-22
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

                               December 31, 2002.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.


                         Commission file number 0-28861


                             INTERNATIONAL STAR, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


              NEVADA                                       86-0876846
--------------------------------------------     -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)


   2266 Chestnut Bluffs, Henderson, NV                        89052
--------------------------------------------     -------------------------------
  (Address of principal executive offices)               (Zip Code)


                    Issuer's telephone number: (702) 897-5338

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                  Common stock, par value $.001



                                      -i-


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [ ]    NO [X]


Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues in fiscal year 2002:    $80,618.

Aggregate market value of the voting stock held by non-affiliates as of July 6, 2004:

         $1,818,888

Number of common shares outstanding as of  July 6, 2004:      57,788,741

Documents incorporated by reference:      None.

Transitional Small Business Disclosure Format: YES [ ]    NO [X]

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Our Background and Business Development

     International Star, Inc. was organized under the laws of the State of Nevada on October 28, 1993 as Mattress Showrooms, Inc. Our principal office is located at 2266 Chestnut Bluffs, Henderson, NV 89052.

     We changed our name to International Star in 1997 and engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems. We were unable to develop the business beyond the start-up stage.

     Following the unsuccessful venture in waste management, the Company then refocused its efforts into mineral exploration in 1998.

     On March 3, 1998 the Company entered into a mineral lease with James R. Ardoin for the Detrital Wash mineral claims located around mile marker 22 on Hwy 93, Mohave County, Arizona. The lease does not require any minimum payments, and charges a royalty of 2% of net smelter returns (NSR). The term of the lease is for 20 years.

     We accepted the resignations of our officers as of September 8, 1999, at which time Mr. Kamal Alawas and Mr. Pat Westphal (now deceased), as Officers and Directors began managing the Company.

     On September 23, 2000, we acquired from Gold Standard Mines Inc. 51 lode mining claims located in the Wikieup mining district, Mohave County, Arizona and the exclusive rights to an extraction process for recovery of precious metals from the property, developed by the claim owner. We have not had the extraction process verified independently. This acquisition was completed on March 26, 2001 and the consideration was 1,000,000 restricted common shares valued at $400,000 as of the date of the agreement. On October 15, 2001, the Company announced the formation of a wholly owned subsidiary, Qwik Track, Inc., and the appointment of Robert L. Hawkins to its Board of Directors. Qwik Track is a web-based information distribution service business intended to provide timely and accurate thoroughbred handicapping analytical data and statistical information to the international account wagering market. Effective October 1, 2002 we acquired Pita King Bakeries International, Inc. and appointed Hassan Alaeddine to ourBoard of Directors. As noted under "Subsequent Events" below, the further development of Qwik Track, Inc has been suspended for the time being and Pita King Bakeries International, Inc has been sold.

Our Business

     We are primarily engaged in the acquisition and exploration of precious metals mineral properties. Since 1998, we have examined various mineral properties prospective for precious metals and minerals, and have acquired interests in those we believe may contain precious metals and minerals. Our properties are located in Arizona. We have not established that any of the properties contain reserves (a reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination). Further exploration will be needed before a final determination can be made whether any property is economically and legally feasible. Therefore, at presentwe have no reserves and no income from mineral production.

     For the fiscal year ended December 31, 2002 we reported revenues of $80,618 generated by the Pita King subsidiary; however, the unit was not profitable and we have since divested it. Our Qwik Track subsidiary is inactive at the current time, and we have no plans to pursue development of that business in the foreseeable future. Instead, we will focus our efforts and limited resources on the further exploration of our mineral property holdings.


Competition

     The business of mineral exploration is highly competitive, and tends to be dominated by a limited number of major mining companies. Inasmuch as we have exclusive exploration rights to the properties that are the targets of our current exploration activities, we do not compete directly against any particular firm for sales or market share. However, many of the human and physical resources we may require, such as engineering professionals, managers, skilled equipment operators, and metallurgical and extractive processes and equipment, among others, are also sought by companies with substantially greater financial resources than we possess, which places us at a competitive disadvantage in obtaining such resources for our own use. Accordingly, such competition may make our exploration activities more difficult than for a larger, more substantial company.


Products and/or Services

     As of December 31, 2002, our Pita King subsidiary produced and marketed a variety of pita breads and chips and the web-based Qwik Track subsidiary (development cost of $165,959) was capable of producing customized handicapping data for thoroughbred racing enthusiasts. As noted below under "Subsequent Events," we no longer own the bakery and have chosen to suspend further development of Qwik Track for an indefinite period.

Exploration Planning - Speculative Nature of Mineral Exploration

     Exploration for and production of minerals is highly speculative and involves greater risks than exist in many other industries. Many exploration programs do not result in the discovery of minerals and any mineralization discovered may not be of a sufficient quantity or quality to be profitably mined. Also, because of the uncertainties in determining metallurgical amenability of any minerals discovered, the mere discovery of mineralization may not warrant the mining of the minerals on the basis of available technology.

     Although we have processed and tested mineralized materials and produced very small amounts of precious metals on a testing basis (these have come from the testing of mineralized material from both the Detrital Wash and Wikieup properties), our decision as to whether any of the mineral properties it now holds, or which it may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of the exploration programs and independent feasibility analysis and the recommendation of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to:

1.   The ability to obtain all required permits

2. Costs of bringing the property into production, including exploration and development or preparation of feasibility studies and construction of production facilities

3.   Availability and costs of financing

4.   Ongoing costs of production

5.   Market prices for the metals to be produced

6. The existence of reserves or mineralization with economic grades of metals or minerals.

     We cannot be certain that any of our properties contain commercially mineable mineral deposits, and no assurance can be given that the company will ever generate a positive cash flow from production operations on such properties.

     We are in the process of developing a staged exploration plan based on the perceived merits of both our properties and projected costs of further exploration. However, we will not be able to devise either a detailed plan or a timeline until we have obtained funding and consulted further with qualified industry professionals.

Regulation

     Our exploration activities are subject to various federal, state and local laws and regulations governing such matters as:

     o  prospecting
     o  development
     o  taxes
     o  labor standards
     o  waste disposal
     o  occupational safety and health
     o  protection of the environment
     o  reclamation of the environment
     o  toxic substances

and similar matters. We believe we are currently in substantial compliance with any such regulations that apply to us. However, we may not be able to anticipate all liabilities that may arise in the future under existing regulations, or the costs of compliance. If we are not in compliance, we may be subject to fines, clean-up orders, restrictions on our operations, or other penalties.

     Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Other non-environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations, can make the development of mining claims prohibitively expensive, thereby impeding the sale or lease of properties, or curtailing profits or royalties, which might have been received. The company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be.

Facilities

     We own no production, laboratory or storage facilities and rent space as appropriate when necessary. Our executive offices are located at 2266 Chestnut Bluffs, Henderson, NV (telephone 702.897.5338; fax 702.897.5832). Our Pita King subsidiary leases 12,000 square feet of space in an industrial complex located at 2210 37th Street, Everett, Washington, where it operates its wholesale and retail bakery businesses.

Employees

     As of yearend 2002 we had no employees other that our executive officers, nor any plans to recruit employees within the next twelve months.

Competition

         The business of mineral exploration is highly competitive, and tends to be dominated by a limited number of major mining companies. Inasmuch as we have exclusive exploration rights to the properties that are the targets of our current exploration activities, we do not compete directly against any particular firm for sales or market share. However, many of the human and physical resources we may require, such as engineering professionals, managers, skilled equipment operators, and metallurgical and extractive processes and equipment, among others, are also sought by companies with substantially greater financial resources than we possess, which places us at a competitive disadvantage in obtaining such resources for our own use. Accordingly, such competition may make our exploration activities more difficult than for a larger, more substantial company.

Subsidiaries

     On October 15, 2001, we organized Qwik Track, Inc. as a wholly owned subsidiary of International Star, Inc. Qwik-Track was to operate as a web-based service business providing the wagering enthusiast with thoroughbred handicapping, analytical data and statistical information for racetrack wagering over the Internet. Qwik-Track has not commenced principal operations and has incurred $2,000 in research and development expenses in 2002 that were charged to operations.

     As of November, 2003, subsequent to the period covered by this Annual Report, we suspended development of the Qwik Track subsidiary's business to focus our limited resources on exploring our mineral properties.

     On October 1, 2002, we acquired 100% of the equity stock of Pita King Bakeries International, Inc. ("Pita King"), a Nevada corporation, in exchange for 4,139,500 restricted shares of common stock. Pita King operates a wholesale and retail pita bread bakery in Everett, Washington. We operated Pita King as a wholly owned subsidiary until December 31, 2003 when we sold the unit back to its foounding shareholders (see "Subsequent Events" immediately fillowing). The results of Pita King's operations for the period from October 1, 2002 to December 31, 2002 are included in the consolidated financial statements for the year ended December 31, 2002 found under Item 7 of this annual report.


Subsequent Events

     On June 1, 2004 we divested our Pita King subsidiary by executing an agreement returning it assets to its original founders and shareholders, effective as of December 31, 2003.

     In full settlement of this transaction each party made the following considerations:

     1. International Star forgave debt totaling Thirty Five thousand dollars ($35,000.00) incurred by Pita King in the form of loans from the parent Company.

     2. The principals and officers of Pita King will return to the Company Four million shares (4,000,000) of "common stock" issued in consideration of the acquisition.

     3. Both parties agree that the remaining One hundred, Thirty nine thousand and five hundred shares of International Star restricted "common stock" issued for the acquisition to compensate the original shareholders of Pita King will remain the property of those shareholders and will not be effected by this agreement.


                                  RISK FACTORS

     The business of mineral exploration is inherently speculative, and involves a number of general risks which could result in the complete loss of your investment, including among others, the rarity of commercial mineral deposits, environmental and other laws and regulations, physical dangers to personnel associated with exploration activity, and political events. Before making an investment in our securities, you should carefully consider these general risks as well as the specific risks listed below.

     WE HAVE NO RESERVES, NO MINING OPERATIONS AND NO MINERAL RELATED INCOME. Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced. We have not established that such reserves exist on our properties and unless or until we do so we will not have any income from our mineral operations.

     EXPLORATION FOR ECONOMIC DEPOSITS IS SPECULATIVE. The business of mineral exploration is very speculative, since there is generally no way to recover any of the funds expended on exploration unless the company establishes the existence of mineable reserves and then exploit those reserves by either commencing mining operations, selling or leasing its interest in the property, or entering into a joint venture with a larger resource company that can develop the property to the production stage. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

     OUR DIRECTORS AND EXECUTIVE OFFICERS LACK SIGNIFICANT EXPERIENCE OR TECHNICAL TRAINING IN EXPLORING FOR PRECIOUS METAL DEPOSITS AND DEVELOPING MINES. Our directors and executive officers lack significant experience or technical training in exploring for precious metal deposits and developing mines. Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches such as mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in the industry.

     FUTURE CHANGES IN REGULATORY OR POLITICAL POLICY COULD ADVERSELY AFFECT OUR EXPLORATION. Any changes in government policy may result in changes to laws affecting ownership of assets, land tenure, mining policies, taxation, environmental regulations, labor relations, or other factors relating to our exploration activitites. Such changes could cause us to incur significant unforeseen expenses of compliance or even require us to suspend our activities altogether.

     THERE ARE UNCERTAINTIES AS TO TITLE MATTERS IN THE MINING INDUSTRY. We believe that we have good title to our properties; however, defects in such title of which we are currently unaware could have a material adverse effect on us. We cannot be certain that the title to our properties will not be challenged or impugned by third parties or governmental agencies, or that the properties in which we have an interest are not subject to prior unregistered agreements. Any such undetected defects may adversely affect our interests in our properties.

     WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES. As of July 6, 2004 approximately 42,211,259 shares of our common stock were authorized but unissued. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices that are less than the then-current price for our common stock.

                           FORWARD LOOKING STATEMENTS

     Except for historical and current information, all the information in this annual report is considered to be "forward looking" statements. Specifically, all statements (other than statements of historical and current information) regarding financial and business strategy and the performance objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to them. These statements involve known risks such as lack of capital to put our properties into production, disappointing recoveries of precious metals from our properties once we put them into production, higher than expected production costs, declining market prices for precious metals, and delays or increased costs to obtain production or mining permits.

     When we use the words "anticipate," "believe," "estimate," "expect," "may," "will," "should," "continue," "intend" and similar words or phrases, we are identifying forward-looking statements (also known as "cautionary statements" because you should be cautious in evaluating such statements in the context of all the information in this annual report). These statements reflect our current views with respect to future events. However, the merit or validity of current views is subject to the realization in fact of assumptions we have made. What we now think will happen may turn out much different, and therefore our assumptions may prove to have been inaccurate or incomplete.

ITEM 2 -- DESCRIPTION OF PROPERTY

     We currently hold interests in two properties which we believe show potential for mineral development. Both properties are unpatented mining claims located on federal public land and managed by the United States Bureau of Land Management (the"BLM").

     Unpatented claims are "located" or "staked" by individuals or companies on federal public land. Each placer claim covers 20 to 160 acres; each lode claim covers 20 acres. The company is obligated to pay a maintenance fee of $100 per claim per year to the BLM or file an Affidavit of Assessment Work with the County showing labor and improvements of at least $100 for each claim yearly.

     If the statutes and regulations for the location and maintenance of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. Failure to pay such fees or make the required filings may render the mining claim void or voidable. We believe we have valid claims, but, because mining claims are self-initiated and self-maintained, it is impossible to ascertain their validity solely from public real estate records. If the government challenges the validity of an unpatented mining claim, we would have the burden of proving the present economic feasibility of mining minerals located on the claims.

     There are uncertainties as to title matters in the mining industry. We believe that we have good title to our properties; however, defects in such title could have a material adverse effect on us. We have investigated our rights to explore, exploit and develop our various properties in manners consistent with industry practice and, to the best of our knowledge; those rights are in good standing. However, we cannot assure that the title to our properties will not be challenged or impugned by third parties or governmental agencies. In addition, there can be no assurance that the properties in which we have an interest are not subject to prior unregistered agreements; transfers or claims and title may be affected by undetected defects. Any such defects could cause us to lose our rights to the property or to incur substantial expense in defending our rights.


Detrital Wash, Mohave County, Arizona Property

     On March 3, 1998 the Company entered into a mineral lease with James R. Ardoin for the DETRITAL WASH mineral claims located one mile east of mile marker 22 on Hwy 93, Mohave County, Arizona. The lease does not require any minimum payments, and charges a royalty of 2% of net smelter returns (NSR). The term of the lease is for 20 years with an option to renew for an additional 20-year period.

     The DETRITAL WASH property consists of 8 placer claims lying in Section 36, Township 28 N, Range 21W and is easily accessed by partially paved entry off Hwy 93 and has availability to electricity and water.

     This 1,280-acre property is composed of "alluvial sand," that is to say, a dry riverbed lying 210 feet above the existing water table. Two historically documented sources found at the County seat archives in Kingman, Arizona provide possible explanation for the deposition of valuable minerals in the Detrital
Valley:

     1. A major flood in early 1900's. This flood washed away approximately 15 major gold and silver mines overlooking the Detrital on the West. These mining camps among the most prolific and highest producing mines in the Western USA were known as Silverado, Excelsior, Prince Albert, Occidental, Etc. According to County records most of the mine stockpiles and tailing were washed into the Detrital Wash. The flood acted as a water cannon stripping the landscape and washing everything down into the valley below.

     2. In 1982, County Historian, Roman Malach, in a book entitled " White Hills, Silverado in Mohave County" confirms the disaster in White Hills, the valuable gold camps, particularly Silverado that were lost to the flood and, the likely presence of an ancient river which flowed through the Detrital Valley. This river was likely the transporter of gold, silver, platinum and palladium to the Valley.


     Although limited in number, all "spot/surface samples" taken by the Company on this property to date have indicated the existence of "precious metals". Of major significance is a 2-ton "bulk sample" (at a depth of 4 to 12 feet) by AuRIC Metallurgical Laboratories, LLC, Salt Lake City, Utah, conducted in 1998 under a "chain of custody" (COC) that provided evidence of gold and silver with traces of palladium and platinum.

     Two batch tests of 1,000 lbs. each were performed, each batch produced a "dore bar" (composite of all metalliferous minerals recovered from the sample). One of the dore bars was then refined and yielded metals eqivalent to the following values per ton of original material:

         Gold (Au)                  0.812 oz.
         Silver (Ag)                1.359 oz.
         Platinum (Pt)              0.440 oz.
         Palladium (Pd)             0.019 oz.


     We believe that the precious metals derived from the sample are of sufficient quantity and quality to warrant further exploration of the DETRITAL WASH property.

     Currently we are attempting to raise the necessary capital to plan for expanded exploration of this property. Although a number of parties have expressed interest in funding the needed exploration of the DETRITAL WASH, as of yearend 2002 the Company we had been unsuccessful in completing any such arrangements.

Wikieup, Arizona Property

     In March, 2001 we purchased from Gold Standard Mines Inc. 51 lode mining claims located in the WIKIEUP mining district, Mohave County, Arizona. Consideration for the acquisition was 1,000,000 restricted common shares valued at $400,000 as of the date of the agreement.

     The WIKIEUP property at present consists of approximately 840 acres (42 lode claims) of mountainous terrain and is accessible by paved and dirt roads west of Wikieup, Arizona off U.S. Highway 93. The property is located in Section 36, Township 16N, Range 14W in the Holapa Mountain Range. There is nearby access to electricity and water.

     In the area of the claims where the Company has explored, is the Oakman mining district, which is located to the northwest and also the Bagdad open pit copper property located to the southeast of this area.

     We processed a limited number of "spot samples" of stockpiled screened material from a claim immediately adjacent to our WIKIEUP and found precious metals to exist in the material, although our sampling did not permit a reliable quantitative evaluation as we could not be certain of the degree of pre-treatment and concentration the material had undergone. Nevertheless, the spot samples confirmed our belief, based on the available literature, that the property shows promise as an exploration target. However, the mountainous terrain and complex nature of the geological makeup of the WIKIEUP property would likely make it much more costly to explore and develop than the Company's other property. As a result, the Detrital Wash property is the Company's primary focus at this time.

     We have not systematically drilled and sampled the Detrital Wash or Wikieup properties to confirm the presence of any concentrations of precious metals. There is substantial risk that such testing would show limited concentrations of precious metals, and such testing may show a lack of precious metals in the property. We have not run, nor have we had third parties run for us, a systematic drilling and sampling program designed to measure whether and where concentrations of precious metals may or may not exist. Test results so far have been positive and confirm the presence of precious metals in the samples. However, you cannot safely assume that precious metals-bearing materials exist outside of the samples tested. Additional testing may show a lack of precious metals throughout the properties.

     Wikieup testing to date has focused principally on assaying materials for precious metals content, with very limited testing of how to process materials for production. The various procedures we have used to assay the samples have not addressed what metallurgical procedures would be best suited to process precious metals out of the materials on an economic scale. Even if independent reserve reports indicate the presence of precious metals, further extensive work will be needed in the form of a feasibility study to determine if the precious metals (if any are shown likely to be present in the property) in fact can be processed out of the material at a profit. Some companies decide that even though one of their properties contains valuable minerals, it is impossible to remove them profitably in commercial production.


ITEM 3 - LEGAL PROCEEDINGS

     We know of no current or threatened legal proceedings involving us or our properties reportable under this Item 3.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the most recent quarter.


                                     PART II


ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock

     International Star, Inc was dropped from the NASD Over-the-counter Bulletin Board (OTC-BB) in May of 2003 for failure to file its required yearend 2002 10-KSB Annual Report and is currently quoted on "Pink Sheets" quotation system under the symbol ISRI:PK.

     The following table shows in United States dollars the high and low bid quotation for the shares for the last three years. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and do not necessarily represent actual transactions.



         2000                      Low            High
         ----                      ---            ----
         First Quarter            $0.250         $0.650
         Second Quarter           $0.280         $0.850
         Third Quarter            $0.345         $0.530
         Fourth Quarter           $0.130         $0.300

         2001
         First Quarter            $0.410         $0.640
         Second Quarter           $0.240         $0.290
         Third Quarter            $0.240         $0.240
         Fourth Quarter           $0.160         $0.180

         2002
         First Quarter            $0.310         $0.390
         Second Quarter           $0.090         $0.100
         Third Quarter            $0.065         $0.070
         Fourth Quarter           $0.025         $0.040



Security Holders

     We had approximately 109 shareholders of record on December 31, 2002 and approximately 144 shareholders of record on July 6, 2004, plus an unknown number of holders in street name.

Dividends

     The company has never paid any dividends, and has no plans to do so in the foreseeable future. There are no legal, contractual or other restrictions which limit the company's ability to pay dividends.

Recent Sales Of Unregistered Securities

     During the three fiscal years ending on December 31, 2002, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933.

     No underwriters were involved in these transactions. All of the shares sold in 2000 and 2001 were at prices, which reflected a discount from the then prevailing market prices. The discount reflected the restricted status of the shares. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of director's determination of the value received for the shares.

     The securities were sold by our officers without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and we believe them to be, members of one or more of the following classes of purchaser:

     a.   Officers, directors, promoters or control persons of the issuer;
     b. Accredited investors, as defined in Rule 501 under Regulation D of the Securities Act;
     c. Purchasers in bona fide overseas transactions, as defined in Rule 902 of Regulation S under the Securities Act; and
     d.   Individuals who:
          i.   Are knowledgeable and sophisticated in investment matters;
          ii. Are able to assess the risks of an investment such as in our securities;
          iii. Are financially able to bear the risk of a loss of their entire investment; and
          iv. Have access to pertinent information regarding the us and our operations.

The shares are subject to the resale provisions of Rule 144 or Regulation S under the Securities Act of 1933, as amended, and may not be sold or transferred without registration except in accordance with the applicable rule. Certificates representing the securities bear a legend to that effect.

--------------------------------------------------------------------------------------------------
                                                                                     Number of
     Date Issued                   Class               Amount           Price        Purchasers
======================= ========================= =============== ================ ===============

Oct. 1, 2002            Common Stock                   4,139,500        $0.06 (1)        15

Sept. 15, 2002          Common Stock                      15,000        $0.06 (2)         1

March 18, 2002          Common Stock                      60,000        $0.25 (3)         1

Oct. 1, 2001            Option                           310,000        Award (4)         1

July 18, 2001           Common Stock                     400,000        $0.25 (5)         1

July 15, 2001           Common Stock                     134,145        $0.41 (6)         2

March 22, 2001          Common Stock                   1,000,000        $0.40 (7)         1

January 18, 2001        Common Stock                     400,000        $0.25 (8)         1

January 18, 2001        Common Stock Warrant             400,000           -- (8)         1

Dec. 31, 2000           Common Stock                   1,822,092        $0.25 (9)         1

Nov. 7, 2000            Option                         2,280,000        Award (10)        1

Sept. 30, 2000          Common Stock                     800,000        $0.10 (11)        1

Aug. 15, 2000           Common Stock                     200,000        $0.15 (11)        1
--------------------------------------------------------------------------------------------------
(1)  Issued as payment for acquisition of Pita King Bakeries International, Inc. at $.06 per share.
(2)  Issued as payment of a legal settlement at $.06 per share
(3)  For cash at $.25 per share in a negotiated private placement.
(4)  Awarded to officer; surrendered and cancelled as of December 31, 2002.
(5)  For cash in a negotiated private placement.
(6)  Issued as compensation for marketing services valued at $0.41 per share.
(7)  Issued as consideration for the acquisition of the Wikieup property valued at $.40 per share.
(8)  For cash in a negotiated private placement. Each unit consisted of one share of common stock and a warrant to purchase one share of common at
     $0.75 for two years. The warrants expired unexercised in January 2003.
(9)  Issued in settlement of company debt.
(10) Awarded to two officers; surrendered and cancelled as of December 31, 2002.
(11) Issued for cash in negotiated private placement transactions.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     We intend to focus on raising the funding necessary for further exploration on the Detrital Wash property. We believe the results of the limited sampling conducted in 1998 by AuRIC Metallurgical Laboraties warrant further investigation of the mineral potential of that property, but we currently lack financial resources to conduct adequate exploration to determine whether precious metals exist on the property in commercial quantities.

     We have no credit lines or other sources of cash. We believe our current cash is sufficient to sustain our administrative overhead over the next twelve months, but not to conduct meaningful exploration operations. We must seek additional capital by sale of restricted stock in private placement transactions, loans from other parties or directors, or possible funding or joint venture arrangements with other companies. However, there are no arrangements now in place to fund the company by any of these means, and the outcome of the discussions with other entities cannot be predicted. If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diminished (i.e., "diluted").

Results of Discontinued Operations

     For the fiscal year ended December 31, 2002 we reported revenues of $80,618 versus $0 for the prior year. All of the revenue was attributable to our Pita King Bakeries subsidiary, acquired in the fourth quarter. In 2004 we divested the subsidiary, so that the revenues have no significance to our ongoing operations. See "Subsequent Event" under this Item 6.


                                                Year ended December 31,
                                            ------------------------------
                                                 2002            2001
                                            -----------      ------------

Revenue                                    $     80,618      $         -0-

General and administrative expenses            (113,865)         (158,094)

Other expenses                                 (153,500)          (49,500)
                                            -----------      ------------

Net loss                                    $  (331,733)     $   (160,482)
                                            ============     =============

     The following table summarizes working capital, total assets, accumulated deficit, and shareholders' equity:


                                             Year ended December 31,
                                       ---------------------------------
                                            2002                2001
                                       -------------      --------------

Working capital                        $      39,684      $         (837)

Total assets                           $     911,770      $      404,610

Accumulated deficit                    $  (1,313,304)     $     (916,470)

Shareholders' equity                   $     217,248     $       349,812

     In 2002, additions to funds available for operations, in the amount of $177,841, were provided by: a) $15,000 from the sale of 60,000 restricted common shares; b) $27,853 increased borrowing on line of credit by Pita King and c) $134,988 increase in advances from officers/affiliates

     Significant transactions in 2002 included: a) expense of $165,959 for the development costs of Qwik Track and b) acquisition of Pita King for 4,139,500 restricted common shares valued at $0.06 per share for a total of $248,370.

     We recorded a net loss from operations in 2002 of $396,834 compared to 318,576 in 2001.

     Unless we can establish the economic viability of the exploration properties, we will continue writing off the expenses of exploration and testing. Therefore, losses will continue until such time, if ever, as we establish the economic viability of the properties. If viability is established for a property, some of the expenses related to that property would be capitalized instead of expensed.

     We have no material commitments for capital expenditures.

Subsequent Event

     Effective January 1, 2004 by mutual consent of both parties, International Star, Inc. elected to dissolve the business association created by its October 1, 2002 acquisition of Pita King Bakeries International, Inc. October 1, 2002 acquisition of Pita King by International Star. The principals and officers of Pita King agreed to return 4,000,000 shares of International Star's common stock to the Company. International Star agreed to forgive debt totaling $35,000 that International had advanced to Pita King during their business association.

ITEM 7 -- FINANCIAL STATEMENTS



                          Independent Auditors' Report


International Star, Inc. and Subsidiaries
2266 Chestnut Bluffs
Henderson, NV 89052

We have audited the accompanying consolidated balance sheet of International Star, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. We did not audit the consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 2001 and for the period from inception on October 28, 1993 through December 31, 2001. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, in so far as it relates to the year ended December 31, 2001 and for the period from inception on October 28, 1993 through December 31, 2001, is based solely upon the reports of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based upon our audit and the reports of other auditors, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2002, and the consolidated results of its operations and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on October 28, 1993 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


Madsen & Associates, CPAs Inc.
June 11, 2004
Salt Lake City, Utah

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                      ASSETS
                                                              December 31,
                                                                  2002
                                                            ---------------
Current Assets:
     Cash                                                          $39,684
     Accounts Receivable                                            27,423
     Inventories                                                    48,250
     Prepaid Legal Fees                                              1,990
                                                            ---------------
                                  Total Current Assets             117,347
Mineral Assets:
     Screened Ore                                                    2,600
                                                            ---------------
                                  Total Mineral Assets               2,600

Fixed Assets (Net of Depreciation)                                 297,837
Other Assets & Prepaid Rent                                         29,514
Goodwill                                                            64,472
                                                            ---------------
                                          Total Assets            $511,770
                                                            ===============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued interest                         $83,009
     Advances and Loans from officers
       with accrued interest                                       148,637
     Accrued Compensation and Management Fees                      242,431
                                                            ---------------
                             Total Current Liabilities             474,077
Long-term Liabilities:
     Line of Credit and Accrued Interest                          $101,487
                                                            ---------------
                           Total Long-term Liabilities             101,487
Stockholders' Equity:
     Common Stock, $.001 par value; authorized                    $36,051
       100,000,000 shares; issued and
       outstanding 36,050,737 at December 31, 2002
     Paid-In Capital                                             1,494,501
     Accumulated Deficit                                        (1,594,346)
                                                            ---------------
                            Total Stockholders' Equity             (63,794)

                                                            ---------------
            Total Liabilities and Stockholders' Equity            $511,770
                                                            ===============


              See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year  Ended December 31,
                                                                 200           2001
                                                           -------------- --------------

Revenue:                                                    $     80,618   $          -
                                                           -------------- --------------
                                         Total Revenue            80,618              -
Cost of Goods Sold:
     Materials                                                    23,472              -
     Packaging                                                     8,382              -
                                                           -------------- --------------
                              Total Cost of Goods Sold      $     31,854   $          -

Gross Profit                                                $     48,764   $          -

 Expenses:
     Mineral exploration & development costs                       7,060         28,730
     Impairment of mineral lease                                 400,000              -
     Research & development                                        2,000              -
     Interest expense                                              3,638            685
     Professional fees                                            22,966         11,067
     Management fees                                             120,000        120,000
     Compensation                                                 37,008              -
     Depreciation & amortization                                  20,104              -
     General & administrative                                    113,865        158,094
                                                           -------------- --------------
                                        Total Expenses           726,641        318,576

                                                           -------------- --------------
                                              Net Loss      $   (677,877)  $   (318,576)
                                                           ============== ==============
                               Weighted Average Shares
                              Common Stock Outstanding        32,933,612     31,159,471
                                                           ============== ==============
                             Net Loss Per Common Share
                            (Basic and Fully Dilutive)            $(0.02)        $(0.01)
                                                           ============== ==============


                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FROM JANUARY 1, 2001 TO DECEMBER 31, 2002

                                                          Common       Common
                                                          Stock         Stock        Paid-In      Accumulated      Total
                                                          Shares        Amount       Capital        Deficit        Equity
                                                       ------------- ------------- ------------- --------------- -----------

                       Balances as of January 1, 2001    30,302,092       $30,302      $555,981     $ (597,894)   $ (11,611)

Common stock issued for cash, January 18, 2001,
valued at $.25 per share.                                   400,000           400        99,600               -     100,000

Common stock issued for Gold Standard Mines
acquisition, March 22, 2001, valued at $.40 per share.    1,000,000         1,000       399,000               -     400,000

Common stock issued for marketing materials, July
15, 2001, valued at $ .41 per share.                         91,463            91        37,408               -      37,499

Common stock issued for consulting services, July
15, 2001, valued at $ .41 per share.                         42,682            43        17,457               -      17,500

Cash received from officer for common stock options
for 500,000 shares @ $.25 per share                               -             -       125,000               -     125,000

        Net Loss for the year ended December 31, 2001             -             -             -       (318,576)    (318,576)

                                                       ------------- ------------- ------------- --------------- -----------
                     Balances as of December 31, 2001    31,836,237        31,836     1,234,446       (916,470)     349,812

 Common stock issued for the acquisition of Pita
King Bakeries, Int'l, Inc.                                4,139,500         4,140       244,230               -     248,370
 October 1, 2002.  Valued at $0.06 per share

 Cash received from officer for common stock.  March
18, 2002 valued at $0.25 per share                           60,000            60        14,940               -      15,000

Common stock issued in lieu of payment for
services.  Valued at $0.06                                   15,000            15           885               -         900

        Net Loss for the year ended December 31, 2002             -             -             -       (677,877)    (677,877)

                                                       ------------- ------------- ------------- --------------- -----------
                        Balances at December 31, 2002    36,050,737    $   36,051   $ 1,494,501   $ (1,594,346)   $ (63,794)
                                                       ============= ============= ============= =============== ===========


                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                Year            Year
                                                                               Ended            Ended
                                                                            December 31,    December 31,
                                                                                2002            2001
                                                                           --------------- ----------------
Cash Flows Used in Operating Activities:
                                                          Net Loss           $   (677,877)    $   (318,576)
Expenses Not Requiring an Outlay of Cash
     Common stock issued for services                                                 900           55,000
     Mineral properties written off                                               400,000                -
     Depreciation & Amortization                                                   20,104                -
                                                                           --------------- ----------------
                                       Net Cash used in Operations           $   (256,873)   $    (263,576)

Changes to Operating Assets and Liabilities:
     (Increase) decrease in screened ore                                                -           (2,600)
     (Increase) decrease in Accounts Receivable and Prepaids                      (15,539)          (2,010)
     (Increase) decrease in Inventories                                             4,601                -
     Increase in accounts payables and accrued interest                            49,692            3,632
     Increase in accrued management fees / compensation                            89,395           25,000
                                                                           --------------- ----------------
                          Cash Flows Used in  Operating Activities               (128,724)        (239,554)

Cash Flows used in Investing Activities:
      Cash  deficit of Pita King Bakeries International, Inc.                      (5,119)               -
     Purchase fixed assets                                                         (3,480)               -
                                                                           --------------- ----------------
                           Cash Flows Used in Investing Activities                 (8,599)               -

Cash Flows from Financing Activities:
     Common stock issued for cash                                                  15,000          100,000
     Options from principal shareholder to receive shares for cash                      -          125,000
     Increase in borrowings on line of credit                                      27,854                -
     Increase in advances from officers/affiliates                                134,988           13,649
                                                                           --------------- ----------------
                              Cash Flows from Financing Activities                177,842          238,649

                                                                           --------------- ----------------
                                   Net Increase (Decrease) in Cash                 40,521             (905)
                                       Cash at Beginning of Period                   (837)              68
                                                                           --------------- ----------------
                                             Cash at End of Period           $     39,684    $        (837)
                                                                           =============== ================
Supplemental Non-Cash Financing Activities:
     Issued 4,139,500 shares to acquire Pita King Bakeries
       Int'l, Inc. at Oct 1, 2002 working capital deficiency
       at time of acquisition                                                $   (159,827)   $           -

     Issued 4,139,500 shares to acquire Pita King Bakeries
       Int'l, Inc. at Oct 1, 2002 to acquire fixed assets
       and goodwill at time of acquisition                                   $    408,197    $           -

     Interest Paid                                                           $          -    $           -
                                                                           =============== ================
    Income Taxes Paid                                                        $          -    $           -
                                                                           =============== ================


                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

The three officers and directors who were appointed at the time of the Company's foray into the waste management business resigned in August 1999. The Company accepted the resignations on September 8, 1999.

On July 17, 1998, the Company entered into an extraction agreement with AuRic Metallurgical Laboratories, Inc., a Utah limited liability corporation, with the requirement that the Company pay a 1% net smelter return to AuRic for utilization of its technology.

On October 15, 2001, the Company formed a wholly owned subsidiary called Qwik Track, Inc. (Qwik Track). Qwik Track would operate as an internet web-based business that provides handicapping, analytical data and statistical information for wagering on thoroughbred horse races. Qwik Track also would offer wagering enthusiasts the opportunity to participate in multiple racetrack wagering via the internet.

On October 1, 2002, the Company acquired all of the outstanding shares of common stock of Pita King Bakeries International, Inc. (Pita King) making Pita King a wholly owned subsidiary of the Company. Pita King operated a retail bakery outlet in Everett, Washington which commenced operations in September of 2001.

B. SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation and Accounting Methods

          These consolidated financial statements include the accounts of International Star, Inc., Pita King Bakeries International, Inc. (a wholly owned subsidiary) and Qwik Track, Inc. (a wholly owned subsidiary) for fiscal years ended December 31, 2002, and December 31, 2001.

     2.   Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     3.   Dividend Policy

          The Company has not adopted a policy regarding the payment of dividends.

     4.   Mineral Properties and Equipment

          The Company has expensed the costs of acquiring and exploring its properties during the periods in which they were incurred, and will continue to do so until it is able to determine that commercially recoverable ore reserves are present on the properties. If it determines that such reserves exist, it will capitalize further costs.

     5.   Basic and Dilutive Net Income (Loss) Per Share

          Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 "Earnings Per Share." Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidultive and then only the basic per share amounts are shown in the report.

     6.   Comprehensive Income

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The Company had no other forms of comprehensive income since inception.

     7.   Stock Based Compensation

          The Company has elected to follow Accounting Principles Board Opinion No.25 (APB 25) and related interpretations in accounting for its employee stock options. Under APB25, when the exercise price of employee stock options is equal to the estimated market price of the stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) with respect to employee stock options.

     8.   Income Taxes

          The Company has adopted SFAS No. 109 "Accounting for Income Taxes". The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are considered.

          Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved and no net tax benefit has been recorded in these financial statements.

     9.   Fair Value of Financial Instruments

          The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, tax credit recoverable, reclamation bond, accounts payable and accrued liabilities, amount due to a director and loan payable.

     10.  Recent Accounting Pronouncements

          The Company does not expect that the adoption of other recent account pronouncements will have a material effect on its financial statements.

     11.  Revenue Recognition

          Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

     12.  Statement of Cash Flows

          For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     13.  Financial and Concentration Risk

          The Company does not have any concentration or related financial credit risk

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

D.   ACQUISITION AGREEMENT WITH GOLD STANDARD MINES, INC. AND LEASE IMPAIRMENT

On February 20, 2001, the Company acquired fifty-one lode claims form Gold Standard Mines, Inc. ("GSM"), together with the exclusive right to use a specially developed proprietary extraction formula. In exchange, the Company issued "GSM" 1,000,000 restricted shares of common stock, valued at $.40 ($400,000) per share.

Prior to the Company's final decision to complete the acquisition, the Company conducted a series of laboratory analyses in order to substantiate "GSM's" claims of both the property and the extraction formula. Through this process, metals were extracted from ore and poured into dore bars. Final results provided confirmation of the presence of Palladium, Platinum, Gold and Silver, as well as the basis for the Company's decision to finalize the acquisition.

Thus far, the Company has not been able to raise the necessary capital to explore these claims and utilize the extraction process. In September of 2002 management determined that no basis existed for estimating any amount of future cash flows from these claims and the process, and so, in accordance with Financial Accounting Standards No. 121 (Impairment of Long Term Assets) the Company has charged the purchase price of these claims and extraction process to current year operations.

E.   PLAN TO RE-COMMENCE THE DETRITAL WASH PROJECT

On May 30, 2001, the Company resolved re-focus its attention on exploring the "Detrital Wash" property, after having suspended activity there in 1998 due to a lack of funds. The Company will concentrate its efforts on securing funding for further exploration of the property, but has not yet received any commitments.

The Company believes that recovery of precious metals in a limited sampling program in 1998 is sufficiently positive to warrant the further exploration expenditures in order to better ascertain the mineral potential of the property

F. JAMES WILLIAMS CONSULTING CONTRACT

On May 9, 2001, the Company entered into a consulting contract with James Williams to consult on management, business planning, public relations, and possible merger and/or acquisition opportunities. Consideration for the contract was 42,682 shares of common stock, valued at $.41 per share. The contract expired in July of 2002 and was not renewed by the Company.

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

The Company's directors continue to advance funds for operational expenses. As of December 31, 2002, outstanding advances totaled $99,286, and outstanding loans, including 6% interest, totaled $49,351. All advances are reimbursed directly from the Company's bank account upon availability of funds.

The Company's President/CEO charges the Company a management fee of $5,000 per month, totaling $60,000 annually. A director of the Company is also compensated in the form of a management fee in the amount of $5,000 per month as the Director of Mineral Operations for the Company.

H.  COMMON STOCK

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

On January 18, 2001, the Company conducted a private placement of 400,000 shares of common stock at $.25 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share for a two-year period at $.75 per unit. The private placement funds totaled $100,000, all of which were utilized for incurred operational costs and mineral exploration expenses relating to the Company's recent acquisition.

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

I.   ACQUISITION OF PITA KING BAKERIES INTERNATIONAL, INC.

On October 1, 2002, the Company issued 4,139,500 restricted shares of common stock to the shareholders of Pita King Bakeries International, Inc. (Pita King) and acquired all of the outstanding shares of Pita King. Pita King Bakeries International, Inc. (a Nevada corporation) is a wholly owned subsidiary, and the holding company for Pita King Ltd. (a Washington corporation). Pita King, Ltd. began operations as a retail bakery in Everett, Washington in September of 2001 and continues to operate as a retail bakery. The results of Pita King's operations for the period from October 1, 2002 to December 31, 2002 are included in the consolidated statement of operations.

J.   INVESTMENT IN QWIK TRACK, INC.

On October 15, 2001, Qwik Track, Inc. (Q-Track) was organized as a wholly owned subsidiary of International Star, Inc. Q-Track operates as a web-based service business providing the wagering enthusiast with thoroughbred handicapping, analytical data and statistical information for racetrack wagering over the Internet. Qwik-Track has not commenced principal operations and has incurred $2,000 in research and development expenses in 2002 that were charged to operations.

K.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

The Company will be exposed to various market risks as a part of its future operations. As an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative securities for profit. This discussion of the Company's market risk assessments contains "forward looking statements" that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.

The Company's future operating results will be substantially dependent upon the world market prices of Palladium, Platinum, Gold and Silver, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company may at times enter into forward sale contracts. The Company will continually evaluate the potential benefits of engaging in these strategies based on the then current market conditions. The Company may be exposed to nonperformance by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price.

L.   SUBSEUQENT EVENT

Effective January 1, 2004 by mutual consent of both parties, International Star, Inc. and Pita King Bakeries International, Inc. agreed to dissolve the business association created by the October 1, 2002 acquisition of Pita King by International Star. The principals and officers of Pita King agreed to return 4,000,000 shares of International Star's common stock to the Company. International Star agreed to forgive debt totaling $35,000 that International had advanced to Pita King during their business association.

The table below sets forth the pro forma balance sheets and statements of operations of the Company as of and for the years ended December 31, 2003 and 2002 as if the agreement to dissolve the Company had taken effect on October 1, 2002, which is the date of the original acquisition.

                                              December 31            December 31
                                                 2003                   2002
                                          -------------------     -----------------
Assets

    Current assets                         $        361,451        $       41,674
    Fixed assets                                      6,683                     -
    Other assets                                          -                     -
                                          -------------------     -----------------
        Total Assets                       $        368,134        $       41,674
                                          ===================     =================

Liabilities & Stockholders' Equity

    Current liabilities                              63,190               291,061
    Long term liabilities                           250,000                     -
    Stockholders' equity                             54,944               (549,387)
                                          -------------------     -----------------
        Total Liabilities &
            Stockholders' Equity           $        368,134        $      (258,326)
                                          ===================     =================

                                              December 31            December 31
                                                 2003                   2002
                                          -------------------     -----------------

Revenue                                    $              -        $             -

Cost of goods sold                                        -                      -
                                          -------------------     -----------------
        Gross Profit                                      -                      -

Operating expenses                                  342,443               608,330
                                          -------------------     -----------------

        Net (loss)                         $       (342,443)       $     (608,330)
                                          ===================     =================
Weighted Average Shares
    Common stock outstanding                     36,393,069            31,898,737

Net Loss Per Common Share
    (Basic and fully dilutive)             $          (0.04)               $(0.02)

                                          ===================     =================





ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our financial statements for the fiscal years ended December 31, 1997 through December 31, 2001 were audited by the firm of Randy R. Simpson, CPA, and P.C. On March 1, 2004 Randy R. Simpson, CPA, P.C. resigned after informing us that the firm was not yet registered with the Public Companies Accounting Oversight Board ("PCAOB") and therefore not qualified to issue us an audit opinion for the fiscal years ended October 31, 2002 or 2003. The report of Randy
R. Simpson, CPA, P.C. for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion.

     On April 9, 2004 the board of directors of International Star Inc. appointed the firm of Madsen & Associates CPAs Inc. to be the Company's certifying accountants for the fiscal years ending December 31, 2002, 2003 and 2004.

     During the fiscal years ended December 31, 2001 and 2000, and subsequent interim periods through the date of their resignation, there were no disagreements between us and Randy R. Simpson, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved, would have caused the auditors to include in their report a reference to the subject matter of such disagreement.

     We provided a copy of our Current Report on Form 8-K to Randy R. Simpson, CPA, P.C. and asked them to furnish a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements contained under Item 4 or, alternatively, in what respects they disagree. A copy of Randy
R. Simpson, CPA, P.C.'s letter is attached as Exhibit 16 to this Annual Report.


ITEM 8A -- CONTROLS AND PROCEDURES

     Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the company's internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the company's internal controls over financial reporting.


                                    PART III

ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following is a list of our directors and executive officers. Directors hold office for one year or until their successors are duly elected. Executive officers serve until resignation or removal, at the pleasure of the Board of Directors.

-------------------------------------------------------------------------------------------------------------
               Name                    Age               Position(s) held                  Service began
------------------------------------ -------- ---------------------------------------- ----------------------
Robert L. Hawkins                      59     President, CEO, Director                      Sept. 20031

Denny Cashatt                          56     Vice President, COO, Director                 Sept. 20032

Kamal Alawas                           53     Director of Mining Operations                 Sept. 20033

Dottie Wommack                         47     Secretary, Treasurer                           May 20044

Hassan Alaeddine                       48     Director                                       Oct. 2004
-------------------------------------------------------------------------------------------------------------
1 Service began subsequent to the period covered by this annual report. Mr. Hawkins served as Secretary,
  CFO and a Director from June 2001 to September 2003.
2 Service began subsequent to the period covered by this annual report.
3 Mr. Alawas served as President and CEO from September 1999 to September 2003.
4 Service began subsequent to the period covered by this annual report.


At December 31, 2002, our directors and executive officers were as follows:

-----------------------------------------------------------------------------------------------------
            Name                       Position(s) held           Service began      Service ended
------------------------------ --------------------------------- ----------------- ------------------
Kamal Alawas                   President, CEO, Director             Sept. 1999        April 2004

Robert L. Hawkins              Secretary, Director                  June 2002         Sept. 2003

Lynetta Hawkins                Treasurer                            Oct. 2002         April 2004
                               Secretary / Treasurer                Sept. 2003        April 2004

Hassan Alaeddine               Director                             Oct. 2002             --
-----------------------------------------------------------------------------------------------------


     Robert L. Hawkins, age 59, President/CEO and Director, joined the Company in October of 2002 as a Director and President of Qwik Track, Inc. Prior to joining the Company, Mr. Hawkins was with International Business Machines for twenty-four years serving in various management and staff positions in Branch, District, Region and Corporate Offices. In the most resent five years Mr. Hawkins has served as Vice President of Development for QwikCap Corp and TurfClub.Com.

     Denny Cashatt, age 56, joined the Company after serving for the past two years as Vice President of Marketing - U.S. Operations for International Software Company of Paris, France. Prior to that he was Vice President of Winner's Edge, an information distribution company. Mr. Cashatt has extensive sales, marketing and project management experience in the field of computer software.

     Kamal Alawas, age 53, served as the Company's President/CEO for the preceding four years. Additionally, Mr. Alawas has been involved in the mining industry since 1981 both as owner of mineral property and officer/ director of mining companies. Presently, he serves on the Board of Directors of Franklin Lake Resources, a publicly traded Nevada company (FKLR: BB).

     Hassan Alaeddine, age 48, with fifteen years experience in the bakery business co-founded Pita King Bakeries International, Inc in Everett, Washington after twelve years of successfully operating his family owned pita bread bakery in Edmonton, Alberta, Canada.

     Lynetta Hawkins, age 54, President/CEO's wife for the interim period, June 2002 through March 2004 served as the Company's Secretary and/or Treasurer. Mrs. Hawkins no longer serves in any capacity for International Star, Inc.

     Dottie Wommack, age 47, assumed the duties of Secretary/Treasurer as of April 1, 2004. Ms. Wommack formerly served with Northeast Texas Community College as Administrative Assistant to the Vice-President of Administrative Services and as Associate Faculty in the Computer Science Department.

     At the present and at yearend 2002, no officer or director of the Company is or has been involved in any form of legal proceedings disclosable under this item.

Employees

     We have no employees other than our executive officers, nor any plans to hire employees in the near future. From time to time, we engage independent contractors to aid in exploration activities and administration.

Family Relationships

     For the interim period, October 1, 2002 through April 30, 2004 the President/CEO's wife served as the Company's Secretary and/or Treasurer. Mrs. Hawkins no longer serves in any capacity for International Star, Inc.

Audit committee financial expert.

     We do not have an audit committee or an audit committee financial expert, owing to our severely limited financial resources. Based on our limited operations, we do not believe believe that our lack of such an expert is material to the integrity of our financial statements.

     The Board of Directors carries out the responsibilities that an audit committee would have. In this respect the Board of Directors has the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Board of Directors also recommends selection of the auditing firm and exercises general oversight of the activities of our independent auditors, principal financial and accounting officers and employees and related matters.

Code of Ethics

     As of the date of filing of this annual report, we had not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer, primarily because we have only recently experienced a major management reorganization. We expect to devise and adopt such a code in the near future.

Compliance with Section 16(a) of the Exchange Act

     We believe that the following persons failed to timely file the indicated reports under Section 16(a) of the Exchange Act with respect to our securities:

         Kamal Alawas, Director and an Executive Officer, filed late by ten days his Form 5 for the fiscal year ended December 31, 2002; and

         Robert Hawkins, Director and an Executive Officer, filed late by four days his Form 5 for the fiscal year ended December 31, 2002.


ITEM 10 -- EXECUTIVE COMPENSATION.

     All outstanding stock options for Officers/Employees were surrendered and cancelled in December 2002, the Company may, however, evaluate the merits of establishing a stock option plan in the future.

     Each of our present directors who are also an employee/officer receives no additional compensation for acting as a director or attending meetings.

     Since incorporation, no company officer's salary plus any form of additional compensation has exceeded $100, 000 annually. The Summary Compensation Table following shows all forms of compensation paid to our Chief Executive Officer for the years indicated.

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------
                                                                          Long Term Compensation
                                                                 ------------------------------------------
                                 Annual Compensation                        Awards               Payouts
                             ----------------------------------- ------------------------------------------
                                                                  Restricted     Securities
                                                 Other Annual       Stock        Underlying        LTIP       All Other
 Name and Principle    Year   Salary    Bonus    Compensation       Awards      Options/SARs     Payouts     Compensation
      Position        Year      ($)      ($)          ($)            ($)             (#)           ($)           ($)
--------------------- ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------

Kamal Alawas           2000    $60,000    $-          $-               $-         1,140,000(1)      $-            $-
President, CEO,       ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------
     Director          2001    $60,000    $-          $-               $-         1,140,000(1)      $-            $-
                      ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------
                       2002    $60,000    $-          $-               $-         1,140,000(1)      $-            $-
---------------------------------------------------------------------------------------------------------------------------
1  All options awarded were surrendered as of December 31, 2002.


     No options or SARs were granted to officers, directors or employees during our most recent fiscal year, except the 1,140,000 options awarded to our President, Kamal Alawas, all of which were surrendered and cancelled as of December 31, 2002.

     At December 31, 2002, there were no options or SARs held by our officers and directors. No options or SARs were exercised during our most recent fiscal year.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information about beneficial ownership of our common stock as of July 6, 2004 by each officer and director, by any person or group who is known by us to own more than 5% of our common stock, and by the officers and directors as a group.

-----------------------------------------------------------------------------------------------
     Title             Name and Address of             Amount and Nature of        Percent
   of Class             Beneficial Owner               Beneficial Ownership        of Class
--------------- ------------------------------ --------------- ------------------- ---------

    Common      Kamal Alawas                      Direct           9,181,508 (1)     15.9%
                52 Megan Dr
                Henderson, NV 89074
--------------- ------------------------------ --------------- ------------------- ---------
                Kilpatrick Life Ins. Co.
    Common      1818 Marshall Street              Direct           7,500,000 (2)     13.0%
                Shreveport, LA 71161
--------------- ------------------------------ --------------- ------------------- ---------
                Robert L. Hawkins
    Common      52 Megan Dr                       Direct           3,947,612 (3)     6.8%
                Henderson, NV 89074
--------------- ------------------------------ --------------- ------------------- ---------
                Denny Cashatt
    Common      2266 Chestnut Bluffs              Direct             39,456 (4)       0.1%
                Henderson, NV 89052
--------------- -------------------------------------------------- -------------------------
                         Total All Officers/Directors            20,668,576          35.8%
------------------------------------------------------------------------------------------------

(1) Includes 500,000 shares beneficially owned by Alawas Investments, Inc., a private investment company controlled by Mr. Alawas.
(2) Purchased for investment purposes in a private placement November 2003. All shares are restricted.
(3)  Includes 363,036 shares beneficially owned by Mr. Hawkins' spouse.

To our knowledge, each of the named shareholders exercises sole dispositive power over the indicated holdings. We know of no voting trusts or other arrangements respecting the voting rights of the shares.


ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Advances from officers and accrued management fees.

     From time to time we have covered our expenses by borrowing from our officers, and by accruing their business expenses and salaries. At December 31, advances and loans from officers totaled $148,637 for 2002 vs. $13,649 for 2001; accrued compensation and management fees totaled $242,431 for 2002 vs. $25,000 for 2001.

Office Space

     Subsequent to the period covered by this annual report, we entered an arrangement with our current vice president, Denny Cashatt, to rent office space to serve as our principle executive offices on a temporary basis. We pay Mr. Cashatt $600 per month on a month-to-month tenancy, with either party permitted to terminate on reasonable notice. The board of directors, with Mr. Cashatt declaring his interest in the transaction and abstaining from the vote, made a determination that the rental rate was competitive with comparable facilities available in the area, and that the arrangement was in the best interests of the company.


ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

      Exhibit No.                   Description
-------------------------    ----------------------------------------------

          3.1                Articles of Incorporation1
          3.2                Bylaws1
          10.1               Detrital Wash Lease Agreement
          10.2               AuRic Laboratories Extraction Agreement
          16.1               Statement of Former Auditors2
           21                Subsidiaries
          23.1               Consent of Randy R. Simpson, CPA, P.C.
          31.1               Certification of CEO
          31.2               Certification of CFO
          32.2               Certification of CEO
          32.2               Certification of CFO

-------------------------
1 Previously filed on EDGAR as the corresponding exhibit to our registration statement on Form 10SB-12G as of January 12, 2000, and incorporated herein by reference.
2 Previously filed on EDGAR as the corresponding exhibit to our Current Report on Form 8-K for April 9, 2004 and incorporated herein by reference.


ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our principal accounting firm was Madsen and Associates, CPAs Inc. for the fiscal year ended December 31, 2002 and Randy R. Simpson, CPA, P.C. for the fiscal year ended December 31, 2001. We paid fees to the respective firms as indicated in the following table:


                                            Year ended December 31,
                                            2002              2001
                                       --------------   ---------------

Audit and Quarterly Review Fees        $       2,637    $         4000
Audit-related Fees                                 0                 0
Tax Fees                                           0                 0
All Other Fees                                     0                 0
                                       ==============   ===============
                  Total Fees           $       2,637    $        4,000




                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     INTERNATIONAL STAR INC.


 July 21, 2004                                 By:   Robert L. Hawkins
 -----------------                                   -------------------------
    Date                                             Robert L. Hawkins
                                                     President, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/Robert L. Hawkins            President, Chief Executive         July 21, 2004
-------------------------       Officer, Director


/s/Denny Cashatt                Vice President, Chief Operating    July 21, 2004
-------------------------       Officer, Acting Chief Financial
                                Officer,


/s/Dottie Wommack               Secretary, Treasurer               July 21, 2004
-------------------------


/s/Kamal Alawas                 Vice President Mining              July 21, 2004
-------------------------       Operations, Director


/s/Hassan Alaeddine             Director                           July 21, 2004
-------------------------