Form 10QSB
period 2003-03-31
INTERNATIONAL STAR INC
filed 2004-07-22
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                 OF THE EXCHANGE ACT

                  For the transition period from ____________ to ____________


                        Commission file number: 000-28861



                             INTERNATIONAL STAR INC.
         --------------------------------------------------------------
           (Exact name of small business as specified in its charter)


              NEVADA                                      86-0876846
-----------------------------------------    ----------------------------------
  (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)



            2266 Chestnut Bluffs, Henderson, NV, Henderson, NV 89052
      --------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (702) 897-5338
      --------------------------------------------------------------------
                           (Issuer's telephone number)



      --------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No |X|


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be file by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.   Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Company had 57,788,741 shares of common stock outstanding at July 6, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The following unaudited financial statements of International Star Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December, 2002. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2003 and its results of operations and its cash flows for the three months ended March 31, 2003.

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                         March 31,   December 31,
                                                           2003          2002
                           ASSETS                    -------------- --------------

Current Assets:
     Cash                                            $          54  $      39,684
     Accounts Receivable                                    12,659         27,423
     Inventories                                            57,408         48,250
     Prepaid Legal Fees                                      1,990          1,990
                                                     -------------- --------------
                             Total Current Assets           72,111        117,347
Mineral Assets:
     Screened Ore                                            2,600          2,600
                                                     -------------- --------------
                             Total Mineral Assets            2,600          2,600

Fixed Assets (Net of Depreciation)                         292,989        297,837
Other Assets & Prepaid Rent                                 29,236         29,514
Goodwill                                                    64,472         64,472

                                                     -------------- --------------
                                     Total Assets    $     461,408  $     511,770
                                                     ============== ==============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued interest           $      59,831  $      83,009
     Advances and Loans from officers
       with accrued interest                               163,637        148,637
     Accrued Compensation and Management Fees              294,031        242,431
                                                     -------------- --------------
                        Total Current Liabilities          517,499        474,077

Long-term Liabilities:
     Line of Credit and Accrued Interest             $      94,266  $     101,487
                                                     -------------- --------------
                      Total Long-term Liabilities           94,266        101,487

Stockholders' Equity:
     Common Stock, $.001 par value;
       authorized 100,000,000 shares;
       issued and outstanding 36,050,737
       at March 31, 2003 and December 31, 2002       $      36,051  $      36,051
     Paid-In Capital                                     1,494,501      1,494,501
     Accumulated Deficit                                (1,680,909)    (1,594,346)
                                                     -------------- --------------
                       Total Stockholders' Equity         (150,357)       (63,794)

                                                     -------------- --------------
       Total Liabilities and Stockholders' Equity    $     461,408  $     511,770
                                                     ============== ==============


               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months      Three Months
                                                        Ended             Ended
                                                   March 31, 2003    March 31, 2002
                                                  ----------------  ----------------

Revenue:                                          $        69,273   $             -
                                                  ----------------  ----------------
                                   Total Revenue           69,273                 -

Cost of Goods Sold:
   Materials & packaging                                   26,906                 -
                                                  ----------------  ----------------
                        Total Cost of Goods Sold  $        26,906   $             -

Gross Profit                                      $        42,367   $             -

 Expenses:
     Mineral exploration & development costs                    -               500
     Interest expense                                       3,247               193
     Professional fees                                          -             5,770
     Management fees                                       30,000            30,000
     Compensation                                          35,356                 -
     Depreciation & amortization                            5,126                 -
     General & administrative                              55,201            21,681
                                                  ----------------  ----------------
                                  Total Expenses          128,930            58,144
                                                  ----------------  ----------------
                                        Net Loss  $       (86,563)  $       (58,144)
                                                  ================  ================

                         Weighted Average Shares
                        Common Stock Outstanding       36,050,737        31,836,237
                                                  ================  ================

                       Net Loss Per Common Share
                      (Basic and Fully Dilutive)  $         (0.00)  $         (0.00)
                                                  ================  ================



               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months     Three Months
                                                            Ended             Ended
                                                        March 31, 2003   March 31, 2002
                                                       ---------------  ---------------
Cash Flows Used in Operating Activities:
                                             Net Loss  $      (86,563)  $      (58,144)

Expenses Not Requiring an Outlay of Cash
     Depreciation & Amortization                                5,126                -
                                                       ---------------  ---------------
                          Net Cash used in Operations  $      (81,437)  $      (58,144)


Changes to Operating Assets and Liabilities:
     (Increase) decrease in Accounts Receivable
         and Prepaids                                          14,765              (20)
     (Increase) decrease in Inventories                        (9,158)               -
     Increase (decrease) in accounts
         payables and accrued interest                        (23,179)          (2,230)

     Increase in accrued management
         fees / compensation                                   51,600           30,000
                                                       ---------------  ---------------
             Cash Flows Used in  Operating Activities         (47,409)         (30,394)

Cash Flows from Financing Activities:
     Repayment of line of credit                               (7,221)               -
     Increase in advances and loans from
         officers/affiliates                                   15,000           31,246
                                                       ---------------  ---------------
                 Cash Flows from Financing Activities           7,779           31,246

                      Net Increase (Decrease) in Cash         (39,630)             852

                          Cash at Beginning of Period          39,684             (837)

                                Cash at End of Period              54               15
                                                       ===============  ===============

     Interest Paid                                     $        4,114   $            -
                                                       ===============  ===============

    Income Taxes Paid                                  $            -   $            -
                                                       ===============  ===============


               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

A.   BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the three months ended March 31, 2003 and 2002 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation and Accounting Methods

     These consolidated financial statements include the accounts of International Star, Inc., Pita King Bakeries International, Inc. (a wholly owned subsidiary) and Qwik Track, Inc. (a wholly owned subsidiary) for the three months ended March 31, 2003 and 2002.

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

     13.  Financial and Concentration Risk

     The Company does not have any concentration or related financial credit risk



Item 2  -  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     We are an exploration stage company with no reserves or mining operations. We intend to focus on raising the funding necessary for further exploration on the Detrital Wash property. We believe the results of the limited sampling conducted in 1998 by AuRIC Metallurgical Laboratories warrant further investigation of the mineral potential of that property, but we currently lack financial resources to conduct adequate exploration to determine whether precious metals exist on the property in commercial quantities.

     We have no credit lines or other sources of cash. From time to time we have met operating expenses by borrowing from our executive officers and accruing their expenses and management fees. We are currently out of cash and will have to obtain cash from borrowing, a sale of our common stock, or other means if we are to continue in business over the next twelve months, and we will need a substantial infusion of cash in order to conduct meaningful exploration activities on our properties. We may consider a joint venture arrangement with an established resource company as well, although we currently have no specific prospects for such an arrangement.

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



                           PART II - OTHER INFORMATION

Item 1  -  Legal Proceedings

     None.

Item 2  -  Changes in Securities

     None.

Item 3  -  Defaults Upon Senior Securities

     None.

Item 4  -  Submission of Matters to a Vote of Security Holders

     None.

Item 5  -  Other Information

     None.

Item 6  -  Exhibits and Reports on Form 8-K

     We filed no Current Reports on Form 8-K during the period:

     The following exhibits are filed herewith:

         Ex. 31.1 Certification of CEO
         Ex. 31.2 Certification of CFO
         Ex. 32.1 Certification of CEO
         Ex. 32.2 Certification of CFO



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                INTERNATIONAL STAR INC.


July 21, 2004                                   /s/ Robert L. Hawkins
------------------                              ----------------------------
Dated                                           President, Chief Executive
                                                Officer