Form 10QSB
period 2003-06-30
INTERNATIONAL STAR INC
filed 2004-07-22
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

The following unaudited financial statements of International Star Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December, 2002. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2003 and its results of operations and its cash flows for the three months ended June 30, 2003.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                           June 30,              December 31,
                                                             2003                    2002
                        ASSETS                          ----------------        ----------------

Current Assets:
     Cash                                                          $ 17                $ 39,684
     Accounts Receivable                                         14,856                  27,423
     Inventories                                                 57,658                  48,250
     Prepaid Legal Fees                                           1,990                   1,990
                                                        ----------------        ----------------
                                  Total Current Assets           74,521                 117,347
Mineral Assets:
     Screened Ore                                                 2,600                   2,600
                                                        ----------------        ----------------
                                  Total Mineral Assets            2,600                   2,600

Fixed Assets (Net of Depreciation)                              288,141                 297,837
Other Assets & Prepaid Rent                                      28,958                  29,514
Goodwill                                                         64,472                  64,472

                                                        ----------------        ----------------
                                          Total Assets        $ 458,692               $ 511,770
                                                        ================        ================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued interest                     $ 69,065                $ 83,009
     Advances and Loans from officers with accrued interest     163,637                 148,637
     Accrued Compensation and Management Fees                   345,631                 242,431
                                                        ----------------        ----------------
                             Total Current Liabilities          578,333                 474,077

Long-term Liabilities:
     Line of Credit and Accrued Interest                       $ 92,065               $ 101,487
                                                        ----------------        ----------------
                           Total Long-term Liabilities           92,065                 101,487

Stockholders' Equity:
     Common Stock, $.001 par value; authorized                 $ 36,051                $ 36,051
           100,000,000 shares; issued and outstanding 36,050,737
           at June 30, 2003 and December 31, 2002
     Paid-In Capital                                          1,494,501               1,494,501
     Accumulated Deficit                                     (1,742,258)             (1,594,346)
                                                        ----------------        ----------------
                            Total Stockholders' Equity         (211,706)                (63,794)

                                                        ----------------        ----------------
            Total Liabilities and Stockholders' Equity        $ 458,692               $ 511,770
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

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Six Months        Six Months        Three Months      Three Months
                                             Ended             Ended              Ended             Ended
                                         June 30, 2003     June 30, 2002      June 30, 2003     June 30, 2002
                                        ---------------   ---------------    ---------------   ---------------

Revenue:                                $      152,892    $            -     $       83,619    $            -
                                        ---------------   ---------------    ---------------   ---------------
                          Total Revenue        152,892                 -             83,619                 -

Cost of Goods Sold:
     Materials & packaging                      54,555                 -             27,649                 -
                                        ---------------   ---------------    ---------------   ---------------
              Total Cost of Goods Sold: $       54,555    $            -     $       27,649    $            -

Gross Profit                            $       98,337    $            -     $       55,970    $            -

 Expenses:
     Mineral exploration costs                       -             1,158                  -               658
     Interest expense                            5,377               193              2,130                 -
     Professional fees                               -            12,081                  -             6,311
     Management fees                            60,000            45,000             30,000            15,000
     Compensation                               65,008                 -             29,652                 -
     Depreciation & amortization                10,252                 -              5,126                 -
     General & administrative                  105,612            27,035             50,411             5,354
                                        ---------------   ---------------    ---------------   ---------------
                         Total Expenses        246,249            85,467            117,319            27,323

                                        ---------------   ---------------    ---------------   ---------------
                               Net Loss $     (147,912)   $      (85,467)    $      (61,349)   $      (27,323)
                                        ===============   ===============    ===============   ===============

                Weighted Average Shares
               Common Stock Outstanding     31,836,237        31,836,237         36,050,737        31,836,237
                                        ===============   ===============    ===============   ===============

              Net Loss Per Common Share
              (Basic and Fully Dilutive)       $ (0.00)          $ (0.00)           $ (0.00)          $ (0.00)
                                        ===============   ===============    ===============   ===============



               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months        Six Months
                                                           Ended              Ended
                                                       June 30, 2003      June 30, 2002
                                                      ---------------    ---------------
Cash Flows Used in Operating Activities:
                                             Net Loss  $    (147,912)     $     (85,467)

Expenses Not Requiring an Outlay of Cash
     Depreciation & Amortization                              10,252                  -
                                                      ---------------    ---------------
                          Net Cash used in Operations  $    (137,660)     $     (85,467)

Changes to Operating Assets and Liabilities:
     (Increase) decrease in Accounts
         Receivable and Prepaids                              12,568                (20)
     (Increase) decrease in Inventories                       (9,408)                 -
     Increase (decrease) in accounts payables
         and accrued interest                                (13,945)            (3,632)
     Increase in accrued management
         fees / compensation                                 103,200             45,000
                                                      ---------------    ---------------
              Cash Flows Used in Operating Activities        (45,245)           (44,079)

Cash Flows from Financing Activities:
     Repayment of line of credit                              (9,422)                 -
     Increase in advances and loans
         from officers/affiliates                             15,000             44,896
                                                      ---------------    ---------------
                 Cash Flows from Financing Activities          5,578             44,896

                                                      ---------------    ---------------
                      Net Increase (Decrease) in Cash        (39,667)               817

                          Cash at Beginning of Period         39,684               (837)

                                                      ---------------    ---------------
                                Cash at End of Period  $          17      $         (20)
                                                      ===============    ===============

     Interest Paid                                     $       6,244      $           -
                                                      ===============    ===============

    Income Taxes Paid                                  $           -      $           -
                                                      ===============    ===============


               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003

A.   BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the six months ended June 30, 2003 and 2002 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2003 and the results of operations and cash flows for the six months ended June 30, 2003 and 2002.

The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation and Accounting Methods

     These consolidated financial statements include the accounts of International Star, Inc., Pita King Bakeries International, Inc. (a wholly owned subsidiary) and Qwik Track, Inc. (a wholly owned subsidiary) for the six months ended June 30, 2003 and 2002.

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

Results from Discontinued Operations

     Our operating results for the six months ended June 30, 2003 revenues of $152,892 versus $0 for the corresponding period in 2002. All of the increase is attributable to sales by our Pita King Bakeries International subsidiary, which we acquired in the fourth quarter of 2002. Inasmuch as we sold the Pita King subsidiary as of December 31, 2003 the results have no impact on our continuing operations.


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


                                                INTERNATIONAL STAR INC.


July 22, 2004                                   /s/ Robert L. Hawkins
------------------                              ----------------------------
Dated                                           President, Chief Executive
                                                Officer