Form 10QSB
period 2003-09-30
INTERNATIONAL STAR INC
filed 2004-07-26
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

     The following unaudited financial statements of International Star Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December, 2002. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2003 and its results of operations and its cash flows for the nine months ended September 30, 2003.

                             INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                           September 30,    December 31,
                                                                2003            2002
                              ASSETS                      ---------------  ---------------

Current Assets:
     Cash                                                  $       3,297    $      39,684
     Accounts Receivable                                          14,604           27,423
     Inventories                                                  61,119           48,250
     Prepaid Legal Fees                                            1,990            1,990
                                                          ---------------  ---------------
                                   Total Current Assets           81,010          117,347
Mineral Assets:
     Screened Ore                                                  2,600            2,600
                                                          ---------------  ---------------
                                   Total Mineral Assets            2,600            2,600

Fixed Assets (Net of Depreciation)                               283,293          297,837
Other Assets & Prepaid Rent                                       28,680           29,514
Goodwill                                                          64,472           64,472

                                                          ---------------  ---------------
                                           Total Assets    $     460,055    $     511,770
                                                          ===============  ===============
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued interest                 $      15,981    $      83,009
     Advances and Loans from officers
           with accrued interest                                 163,637          148,637
     Accrued Compensation and Management Fees                    394,231          242,431
                                                          ---------------  ---------------
                              Total Current Liabilities          573,849          474,077

Long-term Liabilities:
     Line of Credit and Accrued Interest                        $ 86,077        $ 101,487
                                                          ---------------  ---------------
                            Total Long-term Liabilities           86,077          101,487

Stockholders' Equity:
     Common Stock, $.001 par value; authorized             $      37,521    $      36,051
           100,000,000 shares; issued and outstanding
           37,520,737 and 36,050,737 at September 30,
           2003 and December 31, 2002, respectively
     Paid-In Capital                                           1,569,631        1,494,501
     Accumulated Deficit                                      (1,807,116)      (1,594,346)
                                                          ---------------  ---------------
                             Total Stockholders' Equity         (199,964)         (63,794)

                                                          ---------------  ---------------
                                  Total Liabilities and
                                   Stockholders' Equity    $     459,962    $     511,770
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

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Nine Months      Nine Months       Three Months      Three Months
                                                  Ended            Ended              Ended             Ended
                                             Sept. 30, 2003    Sept. 30, 2002     Sept. 30, 2003    Sept. 30, 2002
                                            ----------------  ----------------   ----------------  ----------------

Revenue:                                     $      253,829    $            -     $      100,937    $            -
                                            ----------------  ----------------   ----------------  ----------------
                              Total Revenue         253,829                 -            100,937                 -

Cost of Goods Sold:
     Materials & packaging                           91,538                 -             36,983                 -
                                            ----------------  ----------------   ----------------  ----------------
                  Total Cost of Goods Sold:  $       91,538    $            -     $       36,983    $            -

Gross Profit                                 $      162,291    $            -     $       63,954    $            -

 Expenses:
     Mineral exploration costs                            -             7,059                  -               659
     Impairment of mineral lease                          -           400,000                  -           400,000
     Interest expense                                 7,392               193              2,015                 -
     Professional fees                                    -            12,081                  -             6,310
     Management fees                                 90,000            60,000             30,000            15,000
     Compensation                                    99,320                 -             34,312                 -
     Research & development                               -             2,000                  -             2,000
     Depreciation & amortization                     15,378                 -              5,126             3,354
     General & administrative                       162,971            29,510             57,359                 -
                                            ----------------  ----------------   ----------------  ----------------
                             Total Expenses         375,061           510,843            128,812           427,323

                                            ----------------  ----------------   ----------------  ----------------
                                   Net Loss  $     (212,770)   $     (510,843)    $      (64,858)   $     (427,323)
                                            ================  ================   ================  ================

                    Weighted Average Shares
                   Common Stock Outstanding      31,836,237        31,836,237         31,836,237        31,836,237
                                            ================  ================   ================  ================

                  Net Loss Per Common Share
                  (Basic and Fully Dilutive)        $ (0.00)          $ (0.00)           $ (0.00)          $ (0.01)
                                            ================  ================   ================  ================



               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months       Nine Months
                                                               Ended             Ended
                                                           Sept. 30, 2003    Sept. 30, 2002
                                                          ---------------   ---------------
Cash Flows Used in Operating Activities:
                                               Net Loss       $ (212,770)       $ (510,843)

Expenses Not Requiring an Outlay of Cash
     Mineral properties written off                                                400,000
     Depreciation & Amortization                                  15,378                 -
                                                          ---------------   ---------------
                            Net Cash used in Operations       $ (197,392)       $ (110,843)

Changes to Operating Assets and Liabilities:
     (Increase) decrease in Accounts Receivable
         and Prepaids                                             12,820               (20)
     (Increase) decrease in Inventories                          (12,869)                -
     Increase (decrease) in accounts payables
         and accrued interest                                    (66,936)           (3,857)
     Increase in accrued management
         fees / compensation                                     151,800            60,000
                                                          ---------------   ---------------
                                     Cash Flows Used in
                                   Operating Activities         (112,577)          (54,680)

Cash Flows from Financing Activities:
     Common stock issued for cash                                 76,600                 -
     Repayment of line of credit                                 (15,410)                -
     Increase in advances and loans
         from officers/affiliates                                 15,000            55,497
                                                          ---------------   ---------------
                                        Cash Flows from
                                   Financing Activities           76,190            55,497

                                                          ---------------   ---------------
                        Net Increase (Decrease) in Cash          (36,387)              817

                            Cash at Beginning of Period           39,684              (837)

                                                          ---------------   ---------------
                                  Cash at End of Period          $ 3,297             $ (20)
                                                          ===============   ===============

     Interest Paid                                               $ 8,259               $ -
                                                          ===============   ===============

    Income Taxes Paid                                                $ -               $ -
                                                          ===============   ===============


               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

A.   BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the nine months ended September 30, 2003 and 2002 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2003 and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002.

The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation and Accounting Methods

     These consolidated financial statements include the accounts of International Star, Inc., Pita King Bakeries International, Inc. (a wholly owned subsidiary) and Qwik Track, Inc. (a wholly owned subsidiary) for the nine months ended September 30, 2003 and 2002.

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

Results from Discontinued Operations

         Our operating results for the nine months ended September 30, 2003 include revenues of $253,829 versus $0 for the corresponding period in 2002. All of the increase is attributable to sales by our Pita King Bakeries International subsidiary, which we acquired in the fourth quarter of 2002. Inasmuch as we sold the Pita King subsidiary as of December 31, 2003 the results have no impact on our continuing operations.


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

Recent Sales of Unregistered Securities

     During the fiscal quarter ending on September 30, 2003, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933.

     No underwriters were involved in these transactions. All of the shares sold were at prices, which reflected a discount from the then prevailing market prices. The discount reflected the restricted status of the shares. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of director's determination of the value received for the shares.

     The securities were sold by our officers without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and we believe them to be, members of one or more of the following classes of purchaser:

     a.   Officers, directors, promoters or control persons of the issuer;
     b. Accredited investors, as defined in Rule 501 under Regulation D of the Securities Act;
     c. Purchasers in bona fide overseas transactions, as defined in Rule 902 of Regulation S under the Securities Act; and
     d.   Individuals who:
          i.   Are knowledgeable and sophisticated in investment matters;
          ii. Are able to assess the risks of an investment such as in our securities;
          iii. Are financially able to bear the risk of a loss of their entire investment; and
          iv. Have access to pertinent information regarding the issuer and its operations.

The shares are subject to the resale provisions of Rule 144 or Regulation S under the Securities Act of 1933, as amended, and may not be sold or transferred without registration except in accordance with the applicable rule. Certificates representing the securities bear a legend to that effect.

----------------------------------------------------------------------------
                                                                 Number of
   Date Issued            Class              Amount     Price    Purchasers
================== ==================== ============= ========= ============

Aug. 13, 2003      Common Stock              185,000     $0.10       2

Aug. 13, 2003      Common Stock            1,000,000     $0.05       1

Sept. 25, 2003     Common Stock              255,000     $0.02       2

Sept. 25, 2003     Common Stock               30,000     $0.10       1
------------------ -------------------- ------------- --------- ------------



Item 3  -  Defaults Upon Senior Securities

     None.

Item 4  -  Submission of Matters to a Vote of Security Holders

     None.

Item 5  -  Other Information

     None.

Item 6  -  Exhibits and Reports on Form 8-K

     We filed no Current Reports on Form 8-K during the period.


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


                                                 INTERNATIONAL STAR INC.


July 23, 2004                                    /s/ Robert L. Hawkins
------------------                               -----------------------------
Dated                                            President, Chief
                                                 Exexutive Officer