Form 10KSB
period 2003-12-31
INTERNATIONAL STAR INC
filed 2004-07-27
CIK 1100788

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

Registrant's revenues in fiscal year 2003:    $363,635.

Aggregate market value of the voting stock held by non-affiliates as of July 6, 2004:

         $1,818,888

Number of common shares outstanding as of  July 6, 2004:      57,788,741

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

Regulation

         Our exploration activities are subject to various federal, state and local laws and regulations governing such matters as:

     o    prospecting

     o    development

     o    taxes

     o    labor standards

     o    waste disposal

     o    occupational safety and health

     o    protection of the environment

     o    reclamation of the environment

     o    toxic substances

and similar matters. We believe we are currentlyl in substantial compliance with any such regulations that apply to us. However, we may not be able to anticipate all liabilities that may arise in the future under existing regulations, or the costs of compliance. If we are not in compliance, we may be subject to fines, clean-up orders, restrictions on our operations, or other penalties.

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

     As of November, 2003, we suspended development of the Qwik Track subsidiary's business to focus our limited resources on exploring our mineral properties.

     On October 1, 2002, we acquired 100% of the equity stock of Pita King Bakeries International, Inc. ("Pita King"), a Nevada corporation, in exchange for 4,139,500 restricted shares of common stock. Pita King operates a wholesale and retail pita bread bakery in Everett, Washington. We operated Pita King as a wholly owned subsidiary until January 1, 2004 when we sold the unit back to its founding shareholders (see "Subsequent Events" immediately following). The results of Pita King's operations are included in the consolidated financial statements for the year ended December 31, 2003 found under Item 7 of this annual report. Note K to the Financial Statements includes pro forma balances and operating results without consolidating Pita King.

Subsequent Events

     On June 1, 2004 we divested our Pita King subsidiary by executing an agreement returning it assets to its original founders and shareholders, effective as of January 1, 2004.

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

The results of Pita King's operations are included in the consolidated financial statements for the year ended December 31, 2003 found under Item 7 of this annual report. Note K to the Financial Statements includes pro forma balances and operating results without consolidating Pita King.


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

     This 1,280-acre property is composed of "alluvial sand," that is to say, a dry riverbed lying 210 feet above the existing water table. Two historically documented sources found at the County seat archives in Kingman, Arizona provide possible explanation for the deposition of valuable minerals in the Detrital
Valley:

     1. A major flood in early 1900's. This flood washed away approximately 15 major gold and silver mines overlooking the Detrital on the West. These mining camps, among the most prolific and highest producing mines in the Western USA, were known as Silverado, Excelsior, Prince Albert, Occidental, Etc. According to County records most of the mine stockpiles and tailing were washed into the Detrital Wash. The flood acted as a water cannon stripping the landscape and washing everything down into the valley below.

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


         2001
         First Quarter            $0.410         $0.640
         Second Quarter           $0.240         $0.290
         Third Quarter            $0.240         $0.240
         Fourth Quarter           $0.160         $0.180

         2002
         First Quarter            $0.310         $0.390
         Second Quarter           $0.090         $0.100
         Third Quarter            $0.065         $0.070
         Fourth Quarter           $0.025         $0.040

         2003
         First Quarter            $0.040         $0.040
         Second Quarter           $0.000         $0.000
         Third Quarter            $0.000         $0.000
         Fourth Quarter           $0.010         $0.010



Security Holders

     We had approximately 144 shareholders of record on July 6, 2004, plus an unknown number of holders in street name.

Dividends

     The company has never paid any dividends, and has no plans to do so in the foreseeable future. There are no legal, contractual or other restrictions which limit the company's ability to pay dividends.

Recent Sales Of Unregistered Securities

     During the three fiscal years ending on December 31, 2003, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933. No underwriters were involved in these transactions. Selling prices for the shares may have been discounted from then prevailing market prices to reflect the restricted status of the shares or the urgency of our need for capital. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of director's determination of the value received for the shares.

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

The shares are subject to the resale provisions of Rule 144 under the Securities Act of 1933, as amended, and may not be sold or transferred without registration except in accordance with that rule. Certificates representing the securities bear a legend to that effect.

-------------------------------------------------------------------------------------
                                                                           Number of
   Date Issued             Class                Amount          Price      Purchasers
=================== ====================== ============== ================ ==========

Nov. 17, 2003       Common Stock                  50,000        $0.05 (1)      1

Nov. 14, 2003       Common Stock               7,663,500      $0.0333 (2)      3

Nov. 12, 2003       Common Stock               1,500,000      $0.0333 (3)      2

Nov. 12, 2003       Common Stock               2,137,941      $0.0333 (4)      1

Nov. 12, 2003       Common Stock              11,170,048      $0.0333 (5)      4

Sept. 25, 2003      Common Stock                 255,000        $0.02 (6)      2

Sept. 25, 2003      Common Stock                  30,000        $0.10 (6)      1

Aug. 13, 2003       Common Stock                 185,000        $0.10 (6)      2

Aug. 13, 2003       Common Stock               1,000,000        $0.05 (6)      1

Oct. 1, 2002        Common Stock               4,139,500        $0.06 (7)     15

Sept. 15, 2002      Common Stock                  15,000        $0.06 (8)      1

March 18, 2002      Common Stock                  60,000        $0.25 (9)      1

Oct. 1, 2001        Option                       310,000        Award (10)     1

July 18, 2001       Common Stock                 400,000        $0.25 (11)     1

July 15, 2001       Common Stock                 134,145        $0.41 (12)     2

March 22, 2001      Common Stock               1,000,000        $0.40 (13)     1

Jan. 18, 2001       Common Stock                 400,000        $0.25 (14)     1

Jan. 18, 2001       Common Stock Warrant         400,000           -- (14)     1
-------------------------------------------------------------------------------------

(1)  Issued to an officer in settlement of advances to the company.
(2) For cash, including 7,500,000 issued to Kilpatrick Life Insurance Co., and 113,500 to affiliates of Kilpatrick.
(3) Issued in payment for expenses in connection with the Kilpatrick Life private placement transaction.
(4)  Issued as repayment for a short-term loan from a non-affiliated individual.
(5) Issued to 4 officers of the company in settlement of management fees and advances to the company.
(6)  Issued for cash to non-affiliate investors.
(7)  Issued as payment for acquisition of Pita King Bakeries International,
     Inc. at $.06 per share.
(8)  Issued as payment of a legal settlement at $.06 per share
(9)  For cash at $.25 per share in a negotiated private placement.
(10) Awarded to officer; surrendered and cancelled as of December 31, 2002.
(11) For cash in a negotiated private placement.
(12) Issued as compensation for marketing services valued at $0.41 per share.
(13) Issued as consideration for the acquisition of the Wikieup property valued at $.40 per share.
(14) For cash in a negotiated private placement. Each unit consisted of one share of common stock and a warrant to purchase one share of common at $0.75 for two years. The warrants expired unexercised in January 2003.


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

     During the fourth quarter we secured additional funding through a private placement of our common stock, and a loan from the same investor. Kilpatrick Life Insurance Co. of Shreveport, Louisiana purchased 7,500,000 shares of our common stock for $250,000, and loaned us an additional $250,000 that we will repay in quarterly installments over three years beginning in April 2005. The loan caries interest at a variable rate equal to 1% above the New York prime rate adjusted at each quarterly due date.

     We have no credit lines or other sources of cash. We believe our current cash is sufficient to sustain our administrative overhead over the next twelve months, and to commence some exploration operations on our Detrital Wash property. We will continue to pursue means to expand our exploration activities, either by seeking additional capital through loans or private placements of our securities, or possibly entering joint venture arrangements with one or more other, more substantial companies. However, there are no arrangements now in place to further fund the company by any of these means, and the outcome of the discussions with other entities cannot be predicted. If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diminished (i.e., "diluted").

Results of Discontinued Operations

     For the fiscal year ended December 31, 2003 we reported revenues of $364,146 versus $39,684 for the prior year. All of the revenue for both years was attributable to our Pita King Bakeries subsidiary, acquired in the fourth quarter. In 2004 we divested the subsidiary, taking effect as of January 1, 2004, so that the revenues have no significance to our ongoing operations. See "Subsequent Event" under this Item 6.

 Subsequent Event -- Sale of Pita King Subsidiary

     Effective January 1, 2004 we sold our 100% ownership of Pita King Bakeries International, Inc. back to the founding shareholders from whom we had purchased the unit. The principals and officers of Pita King returned 4,000,000 of the 4,139,500 shares of International Star's common stock to us, and we forgave debt totaling $35,000 that we had advanced to Pita King. We expect to record a loss on the transaction during the quarter ending March 31, 2004.


ITEM 7 -- FINANCIAL STATEMENTS

     The Financial Statements meeting the requirements of Regulation S-B follow.

                          Independent Auditor's Report


International Star, Inc. and Subsidiaries
2266 Chestnut Bluffs
Henderson, NV 89052

We have audited the accompanying consolidated balance sheet of International Star, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board ("PCAOB"). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based upon our audit and the reports of other auditors, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of its operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



Madsen & Associates, CPAs Inc.
July 1, 2004
Salt Lake City, Utah

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                               December 31,    December 31,
                                                                   2003            2002
                         ASSETS                               -------------   --------------

Current Assets:
     Cash                                                     $   364,146      $     39,684
     Accounts Receivable                                           18,355            27,423
     Inventories                                                   63,812            48,250
     Prepaid Legal Fees                                             1,990             1,990
                                                             -------------    --------------
                                       Total Current Assets       448,303           117,347
Mineral Assets:
     Screened Ore                                                   2,600             2,600
                                                             -------------    --------------
                                       Total Mineral Assets         2,600             2,600

Fixed Assets (Net of Depreciation)                                284,888           297,837
Other Assets & Prepaid Rent                                        28,402            29,514
Goodwill                                                           64,472            64,472
                                                             -------------    --------------
                                               Total Assets   $   828,665      $    511,770
                                                             =============    ==============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued interest                    $    26,518      $     83,009
     Advances and Loans from officers with accrued interest        49,392           148,637
     Accrued Compensation and Management Fees                     117,105           242,431
                                                             -------------    --------------
                                  Total Current Liabilities       193,015           474,077

Long-term Liabilities:
     Line of Credit and Accrued Interest                      $    84,206      $    101,487
     Note Payable                                                 250,000                 -
                                                             -------------    --------------
                                Total Long-term Liabilities       334,206           101,487

Stockholders' Equity:
     Common Stock, $.001 par value; authorized 100,000,000
           shares; issued and outstanding 60,042,227 and
           36,050,737 at December 31, 2003 and
           December 31, 2002, respectively.                   $    60,043      $     36,051
     Paid-In Capital                                            2,295,282         1,494,501
     Accumulated Deficit                                       (2,053,881)       (1,594,346)
                                                             -------------    --------------
                                 Total Stockholders' Equity       301,444           (63,794)

                                                             -------------    --------------
                 Total Liabilities and Stockholders' Equity   $   828,665      $    511,770
                                                             =============    ==============



                See accompanying notes to financial statements.


                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year          Year
                                                         Ended         Ended
                                                    Dec. 31, 2003  Dec. 31, 2002
                                                  --------------- ---------------

Revenue:                                               $ 363,635        $ 80,618
                                                  --------------- ---------------
                                    Total Revenue        363,635          80,618

Cost of Goods Sold:
     Materials                                           134,666          23,472
     Packaging                                                 -           8,382
                                                  --------------- ---------------
                        Total Cost of Goods Sold:      $ 134,666        $ 31,854

Gross Profit                                           $ 228,969        $ 48,764

 Expenses:
     Mineral exploration costs                             1,857           7,060
     Impairment of mineral lease                               -         400,000
     Research & development                                    -           2,000
     Interest expense                                     11,650           3,638
     Professional fees                                         -          22,966
     Management fees                                     135,000         120,000
     Compensation                                        212,267          37,008
     Depreciation & amortization                          25,230          20,104
     General & administrative                            302,500         113,865
                                                  --------------- ---------------
                                   Total Expenses        688,504         726,641

                                                  --------------- ---------------
                                         Net Loss     $ (459,535)     $ (677,877)
                                                  =============== ===============

                          Weighted Average Shares
                         Common Stock Outstanding     40,393,069      32,933,612
                                                  =============== ===============

                        Net Loss Per Common Share
                        (Basic and Fully Dilutive)       $ (0.02)        $ (0.02)
                                                  =============== ===============



                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FROM JANUARY 1, 2002 TO DECEMBER 31, 2003


                                                          Common       Common
                                                          Stock         Stock        Paid-In      Accumulated      Total
                                                          Shares        Amount       Capital        Deficit        Equity
                                                       ------------- ------------- ------------- --------------- -----------

                     Balances at January 1, 2002         31,836,237        31,836     1,234,446       (916,470)     349,812

 Common stock issued for the acquisition of Pita
King Bakeries, Int'l, Inc.                                4,139,500         4,140       244,230              -      248,370
 October 1, 2002.  Valued at $0.06 per share

 Cash received from officer for common stock.  March
18, 2002 valued at $0.25 per share                           60,000            60        14,940              -       15,000

Common stock issued in lieu of payment for
services.  Valued at $0.06                                   15,000            15           885              -          900

        Net Loss for the year ended December 31, 2002             -             -             -       (677,877)    (677,877)

                                                       ------------- ------------- ------------- --------------- -----------
                        Balances at December 31, 2002    36,050,737    $   36,051   $ 1,494,501   $ (1,594,346)   $ (63,794)
                                                       ------------- ------------- ------------- --------------- -----------
Common stock issued for cash
   August 13, 2003. Valued at $.010 per share.              185,000           185        18,315              -       18,500

Common stock issued for cash
   August 13, 2003. Valued at $.05 per share.             1,000,000         1,000        49,000              -       50,000

Common stock issued for cash
   September 25, 2003. Valued at $.10 per share.             30,000            30         2,970              -        3,000

Common stock issued for cash
   September 25, 2003 Valued at $.02 per share.             255,000           255         4,845              -        5,100

Common stock issued for debt to shareholders
   and officers November 12, 2003. Valued at
   $0.0331 per share.                                    14,807,990        14,808       475,415              -      490,223

Common stock issued for cash November 14, 2003.
   Valued at $0.0331/3 per share.                         7,663,500         7,664       247,786              -      255,450

Common stock issued for debt November 17, 2003.
   Valued at $.05 per share.                                 50,000            50         2,450              -        2,500

         Net Loss for the year ended December 31, 2003            -             -             -       (459,535)    (459,535)

                                                       ------------- ------------- ------------- --------------- -----------
                         Balances at December 31, 2003   60,042,227    $   60,043   $ 2,295,282   $  2,053,881    $ 301,444
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

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                               Year           Year
                                                               Ended          Ended
                                                           Dec. 31, 2003  Dec. 31, 2002
                                                           -------------- --------------
Cash Flows Used in Operating Activities:
                                                 Net Loss     $ (459,535)    $ (677,877)

Expenses Not Requiring an Outlay of Cash
     Common stock issued for services                                  -            900
     Mineral properties writen off                                     -        400,000
     Depreciation & Amortization                                  25,230         20,104
                                                           -------------- --------------
                              Net Cash used in Operations     $ (434,305)    $ (256,873)

Changes to Operating Assets and Liabilities:
     (Increase) decrease in screened ore                               -              -
     (Increase) decrease in Accounts Receivable and Prepaids       9,068        (15,539)
     (Increase) decrease in Inventories                          (15,562)         4,601
     (Decrease) Increase in accounts payables
       and accrued interest                                      (56,491)        49,692
     (Decrease) Increase in accrued management
       fees / compensation                                      (125,326)        89,395
                                                           -------------- --------------
                  Cash Flows Used in Operating Activities       (622,616)      (128,722)

Cash Flows used in Investing Activities:
     Cash  deficit of Pita King Bakies International, Inc.             -         (5,119)
     Purchase fixed assets                                       (11,169)        (3,480)
                                                           -------------- --------------
                  Cash Flows Used in Investing Activities        (11,169)        (8,599)

Cash Flows from Financing Activities:
     Common stock issued for cash                                332,050         15,000
     Proceeds from notes payable                                 250,000
     Repayments on line of credit                                (17,281)        27,854
     Advances from officers/affiliates                           393,478        134,988
                                                           -------------- --------------
                     Cash Flows from Financing Activities        958,247        177,842
                                                           -------------- --------------
                          Net Increase (Decrease) in Cash        324,462         40,521
                              Cash at Beginning of Period         39,684           (837)
                                                           -------------- --------------
                                    Cash at End of Period   $    364,146   $     39,684
                                                           ============== ==============
Supplemental Non-Cash Financing Activities:
     Issued 4,139,500 shares to acquire Pita King
       Bakeries Int'l, Inc.at Oct 1, 2002 working
       capital deficiency at time of acquistion             $          -   $   (159,827)
                                                           ============== ==============
     Issued 4,139,500 shares to acquire Pita King
       Bakeries Int'l, Inc.at Oct 1, 2002 to acquire
       fixed assets and goodwill at time of acquistion      $          -   $    408,197
                                                           ============== ==============
     Common stock issued for loans, cash advances,
       accrued management fees and interest                 $    492,723   $          -
                                                           ============== ==============

     Interest Paid                                          $     10,106   $          -
                                                           ============== ==============

    Income Taxes Paid                                        $         -   $          -
                                                           ============== ==============



                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

On October 15, 2001, the Company formed a wholly owned subsidiary called Qwik Track, Inc. (Qwik Track). Qwik Track operated as an internet web-based business that provides handicapping, analytical data and statistical information for wagering on thoroughbred horse races. Qwik Track also offers wagering enthusiasts the opportunity to participate in multiple racetrack wagering via the internet.

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

B.   SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation and Accounting Methods

     These consolidated financial statements include the accounts of International Star, Inc., Pita King Bakeries International, Inc. (a wholly owned subsidiary) and Qwik Track, Inc. (a wholly owned subsidiary) for fiscal years ended December 31, 2003, and December 31, 2002.

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

Thus far, the Company has not been able to raise the necessary capital to explore these claims and utilize the extraction process. In September of 2002 management determined that no basis existed for estimating any amount of future cash flows from these claims and the process, and so, in accordance with Financial Accounting Standards No. 121 (Impairment of Long Term Assets) the Company charged the purchase price of these claims and extraction process to fiscal year 2002 operations.

E.   PLAN TO RE-COMMENCE THE DETRITAL WASH PROJECT

On May 30, 2001, the Company resolved to re-focus its attention on exploring the "Detrital Wash" property, after having suspended activity there in 1998 due to a lack of funds. The Company will concentrate its efforts on securing funding for further exploration of the property, but has not yet received any commitments. The Company believes that recovery of precious metals in a limited sampling program in 1998 is sufficiently positive to warrant the further exploration expenditures in order to better ascertain the mineral potential of the property

F. JAMES WILLIAMS CONSULTING CONTRACT

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

The Company's directors continue to advance funds for operational expenses. Outstanding advances and loans at December 31, 2003 and 2002 were $49,392 and $148,637, respectively.

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

During the year ended December 31, 2003, the Company issued 9,133,500 shares of common stock for cash with the shares valued at a range of $0.01 to $0.10 per share. The Company also issued 14,857,990 shares of common stock for loans, cash advances, accrued management fees and interest valued at a range of $0.03 1/3 to $0.05 per share.

I.   ACQUISITION OF PITA KING BAKERIES INTERNATIONAL, INC.

On October 1, 2002, the Company issued 4,139,500 restricted shares of common stock to the shareholders of Pita King Bakeries International, Inc. (Pita King) and acquired all of the outstanding shares of Pita King. Pita King Bakeries International, Inc. (a Nevada corporation) is a wholly owned subsidiary, and the holding company for Pita King Ltd. (a Washington corporation). Pita King, Ltd. began operations as a retail bakery in Everett, Washington in September of 2001 and continues to operate as a retail bakery. The results of Pita King's operations for the period from October 1, 2002 to December 31, 2002 are included in the consolidated statement of operations for the year ended December 1, 2002, and results from January 1 to December 31, 2003 are included in the consolidated statement of operations for the year ended December 31, 2003.

J.   INVESTMENT IN QWIK TRACK, INC.

On October 15, 2001, Qwik Track, Inc. (Q-Track) was organized as a wholly owned subsidiary of International Star, Inc. Q-Track operates as a web-based service business providing the wagering enthusiast with thoroughbred handicapping, analytical data and statistical information for racetrack wagering over the internet. Q-Track has not commenced principal operations and has incurred $2,000 in research and development expenses in 2002 that were charged to operations.


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

The table below sets forth the pro forma balance sheets and statements of operations of the Company as of and for the years ended December 31, 2003 and 2002 as if the sale of Pita King had taken effect on October 1, 2002, which is the date of the original acquisition.

                                                            December 31     December 31
                                                                2003            2002
                                                          --------------   --------------
Assets

    Current assets                                         $    361,451     $     41,674
    Fixed assets                                                  6,683                -
    Other assets                                                      -                -
                                                          --------------   --------------

        Total Assets                                       $    368,134     $     41,674
                                                          ==============   ==============

Liabilities & Stockholders' Equity

    Current liabilities                                          63,190          291,061
    Long term liabilities                                       250,000               -
    Stockholders' equity                                         54,944         (549,387)
                                                          --------------   --------------

        Total Liabilities & Stockholders' Equity           $    368,134     $   (258,326)
                                                          ==============   ==============



                                                            December 31     December 31
                                                                2003            2002
                                                          --------------   --------------

Revenue                                                    $          -     $          -
Cost of goods sold                                                    -                -
                                                          --------------   --------------
        Gross Profit                                                  -                -

Operating expenses                                              342,443          608,330
                                                          --------------   --------------

        Net (loss)                                         $   (342,443)    $   (608,330)
                                                          ==============   ==============

Weighted Average Shares
    Common stock outstanding                                 36,393,069       31,898,737

Net Loss Per Common Share
     Basic and fully dilutive)                             $    (0.01)      $    (0.02)
                                                          ==============   ==============


L.       NOTE PAYABLE

On October 28, 2003 management approved the acceptance of a Subscription Agreement and Loan Agreement between the Company and a Life Insurance Company. Under the terms of the agreement, the Life Insurance Company loaned $250,000 to the Company. This note carries an interest rate of 6% per annum with interest only payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006 and is secured by a mortgage of a 25% mineral interest in the Company's 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona (see Note E Re-Establishing the Detrital Wash Project). This Life Insurance Company also purchased 7,663,500 shares of the Company's common stock at a value of $0.03 1/3 for a total purchase price of $250,000 (see Note H Common Stock).



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

-------------------------------------------------------------------------------------------------------------
               Name                    Age               Position(s) held                  Service began
------------------------------------ -------- ---------------------------------------- ----------------------
Robert L. Hawkins                      59     President, CEO, Director                      Sept. 2003(1)

Denny Cashatt                          56     Vice President, COO, Director                 Sept. 2003

Kamal Alawas                           53     Director of Mining Operations                 Sept. 2003(2)

Dottie Wommack                         47     Secretary, Treasurer                           May 2004(3)

Hassan Alaeddine                       48     Director                                       Oct. 2004
-------------------------------------------------------------------------------------------------------------
1 Mr. Hawkins also served as Secretary and Treasurer from June 2002 to
  September 2003, and as president of Qwik Track from October 2001.
2 Mr. Alawas served as President and CEO from September 1999 to September 2003.
3 Service began subsequent to the period covered by this annual report.



     Robert L. Hawkins, age 59, President/CEO and Director, joined the Company in October of 2001 as a Director and President of Qwik Track, Inc. Prior to joining the Company, Mr. Hawkins was with International Business Machines for twenty-four years serving in various management and staff positions in Branch, District, Region and Corporate Offices. In the most resent five years Mr. Hawkins has served as Vice President of Development for QwikCap Corp and TurfClub.Com.

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

     Lynetta Hawkins, age 54, President/CEO's wife, for the interim period June 2002 through March 2004 served as the Company's Secretary and Treasurer. Mrs. Hawkins no longer serves in any capacity for International Star, Inc.

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

Compliance with Section 16(a) of the Exchange Act

     We believe that the following persons failed to timely file reports under
Section 16(a) of the Exchange Act with respect to our securities:

         Kamal Alawas, Director and an Executive Officer; Robert Hawkins, Director and an Executive Officer, Denny Cashatt, Director and an Executive Officer; Dottie Wommack, Executive Officer.

Each individual has reported to us his intention to file the required Section 16(a) reports in the very near future.


ITEM 10 -- EXECUTIVE COMPENSATION.

     All outstanding stock options for Officers/Employees were surrendered and cancelled in December 2002. We may, however, evaluate the merits of establishing a stock option plan in the future.

     Each of our present directors who are also an employee/officer receives no additional compensation for acting as a director or attending meetings.

     Since incorporation, no company officer's salary plus any form of additional compensation has exceeded $100, 000 annually. The Summary Compensation Table following shows all forms of compensation paid to our Chief Executive Officer for the years indicated


                           SUMMARY COMPENSATION TABLE

                                                                 ------------------------------------------
                                                                          Long Term Compensation
                      ------------------------------------------ ------------------------------ -----------
                                 Annual Compensation                        Awards               Payouts
--------------------- ------------------------------------------ ------------------------------ ----------- ---------------
        (a)            (b)      (c)      (d)          (e)            (f)             (g)           (h)           (i)
--------------------- ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------
                                                                  Restricted     Securities
                                                 Other Annual       Stock        Underlying        LTIP       All Other
                              Salary    Bonus    Compensation       Awards      Options/SARs     Payouts     Compensation
--------------------- ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------
 Name and Principle    Year     ($)      ($)          ($)            ($)             (#)           ($)           ($)
      Position
--------------------- ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------
Robert Hawkins         2002    $60,000    $-          $-               $-           1,140,000(3)    $-            $-
President/CEO,         2003    $60,000    $-          $-               $-                   -       $-            $-
    Director(1)
--------------------- ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------
Kamal Alawas           2001    $60,000    $-          $-               $-           1,140,000(3)    $-            $-
President/CEO,         2002    $60,000    $-          $-               $-           1,140,000(3)    $-            $-
     Director(2)       2003    $60,000    $-          $-               $-                   -       $-            $-
--------------------- ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------
1   Mr. Hawkins served as Secretary and Treasurer from June 2002 until September 2003.
2   Since September 2003 Mr. Alawas has served as Director of Mining Operations.
3   All options awarded were surrendered and cancelled as of December 31, 2002.

     No options or SARs were granted to officers, directors or employees during our most recent fiscal year.

     At December 31, 2003, there were no options or SARs held by our officers and directors. No options or SARs were exercised during our most recent fiscal year.


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


ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Advances from Officers and Accrued Management Fees.

     From time to time we have covered our expenses by borrowing from our officers, and by accruing their business expenses and salaries. At December 31, 2003 advances and loans from officers totaled $49,392 vs. $148,637 for 2002; accrued compensation and management fees totaled $117,105 vs. $25,000 for 2002.

Office Space

     We rent office space from our current vice president, Denny Cashatt, to serve as our principle executive offices on a temporary basis. We pay Mr. Cashatt $600 per month on a month-to-month tenancy, with either party permitted to terminate on reasonable notice. The board of directors, with Mr. Cashatt declaring his interest in the transaction and abstaining from the vote, made a determination that the rental rate was competitive with comparable facilities available in the area, and that the arrangement was in the best interests of the company.

ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

      Exhibit No.                        Description
      -----------      --------------------------------------------------

          3.1          Articles of Incorporation(1)
          3.2          Bylaws(1)
          10.1         Detrital Wash Lease Agreement(2)
          10.2         AuRic Laboratories Extraction Agreement(2)
          16.1         Statement of Former Auditors(3)
           21          Subsidiaries
          31.1         Certification of CEO
          31.2         Certification of CFO
          32.2         Certification of CEO
          32.2         Certification of CFO

----------------------
1 Previously filed on EDGAR as the corresponding exhibit to our registration statement on Form 10SB-12G as of January 12, 2000, and incorporated herein by reference.
2 Previously filed on EDGAR as the corresponding exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference.
3 Previously filed on EDGAR as the corresponding exhibit to our Current Report on Form 8-K for April 9, 2004 and incorporated herein by reference.


ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our principal accounting firm was Madsen and Associates, CPAs Inc. for the fiscal years ended December 31, 2003 and 2002. We paid fees to our accountants as indicated in the following table:


                                        Year ended December 31,
                                         2003             2002
                                     ------------    --------------

Audit and Quarterly Review Fees      $     3,020      $      2,637
Audit-related Fees                             0                 0
Tax Fees                                       0                 0
All Other Fees                                 0                 0
                                     ============    ==============
                  Total Fees         $     3,020      $      2,637




                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     INTERNATIONAL STAR INC.


  July 27, 2004                                  By: /s/ Robert L. Hawkins
 -----------------                                   --------------------------
    Date                                             Robert L. Hawkins
                                                     President, CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/Robert L. Hawkins            President, Chief Executive         July 27, 2004
-------------------------       Officer, Director


/s/Denny Cashatt                Vice President, Chief Operating    July 27, 2004
-------------------------       Officer, Acting Chief Financial
                                Officer,


/s/Dottie Wommack               Secretary, Treasurer               July 27, 2004
-------------------------


/s/Kamal Alawas                 Vice President Mining              July 27, 2004
-------------------------       Operations, Director


/s/Hassan Alaeddine             Director                           July 27, 2004
-------------------------