Form 10KSB/A
period 2003-12-31
INTERNATIONAL STAR INC
filed 2004-07-27
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                                Amendment No. 1

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

                               December 31, 2003

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

Transitional Small Business Disclosure Format: YES [ ]    NO [X]

                                     PART I.

Note: We are filing this first amendment to our Annual Report on Form 10-KSB for the year ended December 31, 2003 to correct several minor typographical errors in the original filing.


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

-------------------------------------------------------------------------------------
                                                                           Number of
   Date Issued             Class                Amount          Price      Purchasers
=================== ====================== ============== ================ ==========
(continued)

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

     During the fourth quarter we secured additional funding through a private placement of our common stock, and a loan from the same investor. Kilpatrick Life Insurance Co. of Shreveport, Louisiana purchased 7,663,500 shares of our common stock for $250,000, and loaned us an additional $250,000 that is due October 28, 2006. We will make quarterly interest payments at a 6% (simple) annual rate beginning in April 2005. The note is secured by a 25% mineral interest in our 1,280 acre Detrital Wash exploration property.

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

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FROM JANUARY 1, 2002 TO DECEMBER 31, 2003


                                                          Common       Common
                                                          Stock         Stock        Paid-In      Accumulated      Total
                                                          Shares        Amount       Capital        Deficit        Equity
                                                       ------------- ------------- ------------- --------------- -----------

                     Balances at January 1, 2002         31,836,237        31,836     1,234,446       (916,470)     349,812

Common stock issued for the acquisition of Pita
King Bakeries, Int'l, Inc. October 1, 2002.               4,139,500         4,140       244,230              -      248,370
Valued at $0.06 per share

Cash received from officer for common stock.  March
18, 2002 valued at $0.25 per share                           60,000            60        14,940              -       15,000

Common stock issued in lieu of payment for
services.  Valued at $0.06                                   15,000            15           885              -          900

        Net Loss for the year ended December 31, 2002             -             -             -       (677,877)    (677,877)

                                                       ------------- ------------- ------------- --------------- -----------
                        Balances at December 31, 2002    36,050,737    $   36,051   $ 1,494,501   $ (1,594,346)   $ (63,794)
                                                       ------------- ------------- ------------- --------------- -----------
Common stock issued for cash
   August 13, 2003. Valued at $.010 per share.              185,000           185        18,315              -       18,500

Common stock issued for cash
   August 13, 2003. Valued at $.05 per share.             1,000,000         1,000        49,000              -       50,000

Common stock issued for cash
   September 25, 2003. Valued at $.10 per share.             30,000            30         2,970              -        3,000

Common stock issued for cash
   September 25, 2003 Valued at $.02 per share.             255,000           255         4,845              -        5,100

Common stock issued for debt to shareholders
   and officers November 12, 2003. Valued at
   $0.0331 per share.                                    14,807,990        14,808       475,415              -      490,223

Common stock issued for cash November 14, 2003.
   Valued at $0.0331/3 per share.                         7,663,500         7,664       247,786              -      255,450

Common stock issued for debt November 17, 2003.
   Valued at $.05 per share.                                 50,000            50         2,450              -        2,500

         Net Loss for the year ended December 31, 2003            -             -             -       (459,535)    (459,535)

                                                       ------------- ------------- ------------- --------------- -----------
                         Balances at December 31, 2003   60,042,227    $   60,043   $ 2,295,282   $  2,053,881    $ 301,444
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
                                                           ============== ==============



Supplemental Non-Cash Financing Activities:
     Issued 4,139,500 shares to acquire Pita King
       Bakeries Int'l, Inc.at Oct 1, 2002 working
       capital deficiency at time of acquistion             $          -   $   (159,827)
                                                           ============== ==============
     Issued 4,139,500 shares to acquire Pita King
       Bakeries Int'l, Inc.at Oct 1, 2002 to acquire
       fixed assets and goodwill at time of acquisition     $          -   $    408,197
                                                           ============== ==============
     Common stock issued for loans, cash advances,
       accrued management fees and interest                 $    492,723   $          -
                                                           ============== ==============

     Interest Paid                                          $     10,106   $          -
                                                           ============== ==============

    Income Taxes Paid                                        $         -   $          -
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
                                                          ==============   ==============

L.  NOTE PAYABLE

On October 28, 2003 management approved the acceptance of a Subscription Agreement and Loan Agreement between the Company and a Life Insurance Company. Under the terms of the agreement, the Life Insurance Company loaned $250,000 to the Company. This note carries an interest rate of 6% per annum with interest only payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006 and is secured by a mortgage of a 25% mineral interest in the Company's 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona (see Note E
Plan to Re-commence the Detrital Wash Project). This Life Insurance Company also purchased 7,663,500 shares of the Company's common stock at a value of $0.03 1/3 for a total purchase price of $250,000 (see Note H Common Stock).



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

Audit committee financial expert.

     We do not have an audit committee or an audit committee financial expert, owing to our severely limited financial resources. Based on our limited operations, we do not believe that our lack of such an expert is material to the integrity of our financial statements.

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