Form 10QSB
period 2004-03-31
INTERNATIONAL STAR INC
filed 2004-07-30
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

The following unaudited financial statements of International Star Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2003. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2004 and its results of operations and its cash flows for the three months ended March 31, 2004.

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                        March 31,        December 31,
                                                                          2004               2003
                             ASSETS                                 ---------------    ---------------

Current Assets:
     Cash                                                            $     154,694      $     364,146
     Accounts Receivable                                                         -             23,805
     Inventories                                                                 -             63,812
     Prepaid Legal Fees                                                      1,990              1,990
                                                                    ---------------    ---------------
                                              Total Current Assets         156,684            453,753
Mineral Assets:
     Screened Ore                                                            2,600              2,600
                                                                    ---------------    ---------------
                                              Total Mineral Assets           2,600              2,600

Fixed Assets (Net of Depreciation)                                          10,773            284,888
Other Assets & Prepaid Rent                                                      -             28,402
Goodwill                                                                         -             64,472

                                                                    ---------------    ---------------
                                                      Total Assets   $     170,057      $     834,115
                                                                    ===============    ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued interest                           $       1,690      $      31,968
     Advances and Loans from officers with accrued interest                 49,392             49,392
     Accrued Compensation and Management Fees                               40,000            117,105
                                                                    ---------------    ---------------
                                         Total Current Liabilities          91,082            198,465

Long-term Liabilities:
     Line of Credit and Accrued Interest                             $           -      $      84,206
     Note Payable                                                          250,000            250,000
                                                                    ---------------    ---------------
                                       Total Long-term Liabilities         250,000            334,206

Stockholders' Equity (Deficit):
     Common Stock, $.001 par value; authorized                       $      56,138      $      60,043
           100,000,000 shares; issued and outstanding 56,137,226
           at March 31, 2004 and 60,042,227 at December 31, 2003
     Paid-In Capital                                                     2,063,687          2,295,282
     Accumulated Deficit                                                (2,290,850)        (2,053,881)
                                                                    ---------------    ---------------
                               Total Stockholders' Equity (Deficit)       (171,025)           301,444

                                                                    ---------------    ---------------
               Total Liabilities and Stockholders' Equity (Deficit)  $     170,057      $     834,115
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

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months      Three Months
                                                     Ended             Ended
                                                March 31, 2004    March 31, 2003
                                                --------------    --------------

Revenue:                                         $          -      $     69,273
                                                --------------    --------------
                                  Total Revenue             -            69,273

Cost of Goods Sold:
     Materials & packaging                                  -            26,906
                                                --------------    --------------
                      Total Cost of Goods Sold:  $          -      $     26,906

Gross Profit                                     $          -      $     42,367

 Expenses:
     Mineral exploration & development costs          110,370                 -
     Interest expense                                   3,750             3,247
     Professional fees                                 16,843                 -
     Management fees                                   60,000            30,000
     Compensation                                           -            35,356
     Depreciation & amortization                          399             5,126
     General & administrative                          33,695            55,201
                                                --------------    --------------
                                 Total Expenses       225,057           128,930

Other Income (Expense)
     Loss on divestiture of subsidiary                (43,370)                -
                                                --------------    --------------

                                                --------------    --------------
                                       Net Loss  $   (268,427)     $    (86,563)
                                                ==============    ==============

                        Weighted Average Shares
                       Common Stock Outstanding    56,125,560        36,050,737
                                                ==============    ==============

                      Net Loss Per Common Share
                      (Basic and Fully Dilutive)      $ (0.00)          $ (0.00)
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

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months        Three Months
                                                                  Ended              Ended
                                                             March 31, 2004      March 31, 2003
                                                            ----------------    ----------------
Cash Flows Used in Operating Activities:
                                                  Net Loss   $     (268,427)     $      (86,563)

Expenses Not Requiring an Outlay of Cash
     Depreciation & Amortization                                        399               5,125
     Loss on divestiture of subsidiary                               43,370               5,126
                                                            ----------------    ----------------
                               Net Cash used in Operations         (224,658)            (76,312)

Changes to Operating Assets and Liabilities:
     (Increase) decrease in Accounts Receivable
        and Prepaids                                                  5,450              14,765
     (Increase) decrease in Inventories                                   -              (9,158)
     Increase (decrease) in accounts payables and
        accrued interest                                             (6,619)            (23,179)
     Increase in accrued management fees / compensation               9,000              51,600
                                                            ----------------    ----------------
                   Cash Flows Used in Operating Activities         (216,827)            (42,284)

Cash Flows from Financing Activities:
     Proceeds from sale of common stock                               7,375                   -
     Repayment of line of credit                                          -              (7,221)
     Increase in advances and loans from
        officers/affiliates                                               -              15,000
                                                            ----------------    ----------------
                      Cash Flows from Financing Activities            7,375               7,779

                                                            ----------------    ----------------
                           Net Increase (Decrease) in Cash         (209,452)            (34,505)

                               Cash at Beginning of Period          364,146              39,684

                                                            ----------------    ----------------
                                     Cash at End of Period   $      154,694      $        5,179
                                                            ================    ================

     Interest Paid                                           $            -      $        4,114
                                                            ================    ================

    Income Taxes Paid                                        $            -      $            -
                                                            ================    ================


    Supplemental Non-cash Financing Activities:
      Cancellation of 4,000,000 shares originally
      issued to acquire Pita King Bakeries Int'l, Inc.       $     (236,000)     $            -
                                                            ================    ================


               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                         (an Exploration Stage Company)
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                            A. BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the three months ended March 31, 2004 and 2003 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation and Accounting Methods

     These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the three months ended March 31, 2004 and includes the accounts of International Star, Inc., Pita King, Bakeries International, Inc., and Qwik Trak, Inc. for the three months ended March 31, 2003.

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

     13.  Financial and Concentration Risk

     The Company does not have any concentration or related financial credit risk

C.  DIVESTITURE OF PITA KING BAKERIES INTERNATIONAL, INC.

Effective January 1, 2004, the original shareholders of Pita King Bakeries, International Inc. and the management of International Star, Inc. (the Company) mutually agreed to dissolve their business relationship. Under terms of this dissolution, the original shareholders of Pita King Bakeries International, Inc. returned 4,000,000 shares of common stock to the Company and the Company agreed to forgive a $35,000 loan made to Pita King Bakeries International, Inc. The original shareholders of Pita King Bakeries International, Inc. were allowed to retain 139,500 share of the Company's common stock which they had received as part of the original purchase of Pita King Bakeries International, Inc. by the Company. The Company has recognized a loss of $43,370 on the divestiture of Pita King Bakeries International, Inc.


Item 2  -  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

         We are an exploration stage company with no reserves or mining operations. The funding raised in November 2003 allowed us the opportunity to initiate the first significant exploration efforts on our properties since the limited sampling conducted in 1998 by AuRIC Metallurgical Laboratories which we believe warranted further investigation of the mineral potential of that property.

         Planning was finalized January 9, 2004 and Kokanee Placer, Inc. of White Rock, BC, a geological exploration company, began to execute the initial phase of an exploration program on our 1,280 acre Detrital Wash property, the results of which will dictate subsequent exploration phases, if found to be practical.

         This initial work effort called for surface sampling of the property in a grid pattern at intervals of every 500 feet (in excess of 200 samples). We are currently evaluating the sample analysis along with Kokanee to determine the practicality of a second phase of exploration, what that plan would entail, if warranted, and the associated costs. When the evaluation process is complete, we intend to review the findings with Kokanee's lead geologist, announce the findings of our evaluation and either plan the second phase of exploration or direct our efforts elsewhere.

         In February of 2004 we reached an agreement in principle with the holders of 131 placer association claims covering approximately 20,000 acres adjacent to and surrounding our Detrital Wash property. The agreement will grant us exclusive exploration rights on the claims, and first right of refusal for exclusive development rights in exchange for a 0.25% net smelter return payable to the claimholders. The agreement will require the company to expend a minimum of $125,000 on exploration during a three-year period.

         As previously announced, we have transitioned from one accounting firm to another, suspended further development of our Qwik Track subsidiary, dissolved our business relationship with the Pita King subsidiary and now believe we are positioned to focus all the Company's resources on the further development of our mineral interest in the Detrital Wash and Wikieup properties.

         We have no credit lines or other sources of revenues since we divested our Pita King subsidiary. However, current cash on hand of $154,694 should sustain business operations through yearend. We will continue our efforts to obtain cash from borrowing, a sale of our common stock, or other means in order to conduct meaningful exploration activities on our properties. We may consider a joint venture arrangement with an established resource company as well, although we currently have no specific prospects for such an arrangement.

         If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diminished (i.e., "diluted").

Loss On Sale of Pita King Subsidary

         In June of 2004, subsequent to the period covered by this report, we sold our Pita King Bakeries International, Inc. subsidiary back to its founding shareholders, giving effect to the sale as of January 1, 2004. 4,000,000 shares of our common stock were returned to us and cancelled, and we forgave $35,000 in loans to the subsidiary. Our financial statements for the three month period ended March 31, 2004 reflect a loss of $43,370 recognized on the sale.

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

Recent Sales Of Unregistered Securities

         During the three months ending on March 31, 2003, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933.

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

----------------------------------------------------------------------------
                                                                 Number of
  Date Issued        Class                Amount        Price    Purchasers
=============== ===================== ============== ========== ============

   3/29/04         Common Stock           125,000       $0.06        2
----------------------------------------------------------------------------

Also during the quarter we cancelled 30,000 previously issued shares for non-payment of the subscription amount.

Item 3  -  Defaults Upon Senior Securities

         None.

Item 4  -  Submission of Matters to a Vote of Security Holders

         None.

Item 5  -  Other Information

         None.

Item 6  -  Exhibits and Reports on Form 8-K

         We filed the following Current Reports on Form 8-K during the period:

         Date              Item(s)
         --------          ---------------------------------------
         02-02-04          Item 9 - Regulation FD Disclosure


         The following exhibits are filed with this annual report:

         Ex. 10.1 Material Contract
         Ex. 31.1 Certification of CEO
         Ex. 31.2 Certification of CFO
         Ex. 32.1 Certification of CEO
         Ex. 32.2 Certification of CFO

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTERNATIONAL STAR INC.


July 29, 2004                            /s/ Robert L. Hawkins
------------------                       ----------------------------------
Dated                                    President, Acting Chief
                                         Financial Officer