Form 10QSB/A
period 2004-06-30
INTERNATIONAL STAR INC
filed 2004-08-13
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Amendment No. 1


(Mark One)
            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No | |


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

NOTE: This first amendment to our Quarterly Report on Form 10-QSB is filed to correct an EDGAR system submission error. The report first filed this date bearing Accession Number 1189619-4-144 and identified as our Form 10-QSB for the quarterly period ended June 30, 2004 is not our report and should be disregarded in its entirety.


PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The following unaudited financial statements of International Star Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2003. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2004 and its results of operations and its cash flows for the six months ended June 30, 2004.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                          June 30           December 31,
                                                           2004                 2003
                          ASSETS                     ----------------    -----------------
Current Assets:
     Cash                                                   $ 123,257            $ 364,146
     Accounts Receivable                                            -               23,805
     Inventories                                                    -               63,812
     Prepaid Legal Fees                                         1,990                1,990
                                                      ----------------    -----------------
                                Total Current Assets          125,247              453,753
Mineral Assets:
     Screened Ore                                               2,600                2,600
                                                      ----------------    -----------------
                                Total Mineral Assets            2,600                2,600

Fixed Assets (Net of Depreciation)                             10,374              284,888
Other Assets & Prepaid Rent                                         -               28,402
Goodwill                                                            -               64,472

                                                      ----------------    -----------------
                                        Total Assets        $ 138,221            $ 834,115
                                                      ================    =================
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued interest                   $ 13,794             $ 31,968
     Advances and Loans from officers with accrued interest    49,392               49,392
     Accrued Compensation and Management Fees                  41,000              117,105
                                                      ----------------    -----------------
                           Total Current Liabilities          104,186              198,465

Long-term Liabilities:
     Line of Credit and Accrued Interest                          $ -             $ 84,206
     Note Payable                                             250,000              250,000
                                                      ----------------    -----------------
                         Total Long-term Liabilities          250,000              334,206

Stockholders' Equity (Deficit):
     Common Stock, $.001 par value; authorized
        100,000,000 shares; issued and outstanding
        57,788,741 at June 30, 2004 and 60,042,227
        at December 31, 2003                                 $ 57,790             $ 60,043
     Paid-In Capital                                        2,184,535            2,295,282
     Accumulated Deficit                                   (2,458,290)          (2,053,881)
                                                      ----------------    -----------------
                 Total Stockholders' Equity (Deficit)        (215,965)             301,444

                                                      ----------------    -----------------
 Total Liabilities and Stockholders' Equity (Deficit)       $ 138,221            $ 834,115
                                                      ================    =================

               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Six Months       Six Months     Three Months     Three Months
                                                  Ended           Ended            Ended           Ended
                                              June 30, 2004   June 30, 2003    June 30, 2004    June 30, 2003
                                            ----------------  --------------  ---------------  ----------------

Revenue:                                     $            -    $    152,892    $           -    $       83,619
                                            ----------------  --------------  ---------------  ----------------
                              Total Revenue               -         152,892                -            83,619

Cost of Goods Sold:
     Materials & packaging                                -          54,555                -            27,649
                                            ----------------  --------------  ---------------  ----------------
                  Total Cost of Goods Sold:  $            -    $     54,555    $           -    $       27,649

Gross Profit                                 $            -    $     98,337    $           -    $       55,970

 Expenses:
     Mineral exploration & development costs        161,600               -           51,230                 -
     Interest expense                                 8,569           5,377            4,819             2,130
     Professional fees                               20,942               -            4,099                 -
     Management fees                                126,500          60,000           66,500            30,000
     Compensation                                         -          65,008                -            29,652
     Depreciation & amortization                        798          10,252              399             5,126
     General & administrative                        42,630         105,612            8,935            50,411
                                            ----------------  --------------  ---------------  ----------------
                             Total Expenses         361,039         246,249          135,982           117,319

Other Income (Expense)
     Loss on divestiture of subsidiary              (43,370)              -                -                 -
                                            ----------------  --------------  ---------------  ----------------

                                            ----------------  --------------  ---------------  ----------------
                                   Net Loss  $     (404,409)   $   (147,912)   $    (135,982)   $      (61,349)
                                            ================  ==============  ===============  ================

                    Weighted Average Shares
                   Common Stock Outstanding      56,704,826      31,836,237       57,284,091        36,050,737
                                            ================  ==============  ===============  ================

                  Net Loss Per Common Share
                  (Basic and Fully Dilutive) $        (0.01)   $      (0.00)   $       (0.00)   $        (0.00)
                                            ================  ==============  ===============  ================

               See accompanying notes to the financial statements.

                             INTERNATIONAL STAR INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months          Six Months
                                                                   Ended               Ended
                                                               June 30, 2004       June 30, 2003
                                                             -------------------  -----------------
Cash Flows Used in Operating Activities:
                                                    Net Loss          $ 404,409         $ (147,912)

 Expenses Not Requiring an Outlay of Cash
      Depreciation & Amortization                                           798              5,125
      Loss on divestiture of subsidiary                                  43,370              5,126
                                                             -------------------  -----------------
                                 Net Cash used in Operations           (360,241)          (137,661)

 Changes to Operating Assets and Liabilities:
      (Increase) decrease in Accounts Receivable
          and Prepaids                                                    5,450             14,765
      (Increase) decrease in Inventories                                      -             (9,158)
      Increase (decrease) in accounts payables and
          accrued interest                                              (18,473)           (23,179)
      Increase in accrued management fees / compensation                 10,000             51,600
                                                             -------------------  -----------------
                     Cash Flows Used in Operating Activities           (363,264)          (103,633)

 Cash Flows from Financing Activities:
      Proceeds from sale of common stock                                122,375                  -
      Repayment of line of credit                                             -             (7,221)
      Increase in advances and loans from
          officers/affiliates                                                 -             15,000
                                                             -------------------  -----------------
                        Cash Flows from Financing Activities           (240,889)             7,779

                                                             -------------------  -----------------
                             Net Increase (Decrease) in Cash           (240,889)           (95,854)

                                 Cash at Beginning of Period            364,146             39,684

                                                             -------------------  -----------------
                                       Cash at End of Period            123,257            (56,170)
                                                             ===================  =================

     Interest Paid                                                            -              4,114
                                                             ===================  =================

     Income Taxes Paid                                                        -                  -
                                                             ===================  =================
     Supplemental Non-cash Financing Activities:

       Cancellation of 4,000,000 shares originally
       issued to acquire Pita King Bakeries, Int'l                     (236,000)                 -
                                                             ===================  =================

       Capital contributed for payment of interest                        7,500                  -
                                                             ===================  =================

               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004

A.   BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the six months ended June 30, 2004 and 2003 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of operations and cash flows for the six months ended June 30, 2004 and 2003.

The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation and Accounting Methods

          These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the six months ended June 30, 2004 and includes the accounts of International Star, Inc., Pita King, Bakeries International, Inc., and Qwik Trak, Inc. for the six months ended June 30, 2003.

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

     12.  Statement of Cash Flows

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of six months or less to be cash equivalents.

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

         In July of 2004 we reached an agreement in principle with the holders of 131 placer association claims covering approximately 20,000 acres adjacent to and surrounding our Detrital Wash property. The agreement will grant us exclusive exploration rights on the claims, and first right of refusal for exclusive development rights in exchange for a 0.25% net smelter return payable to the claimholders. The agreement will require the company to expend a minimum of $125,000 on exploration during a three-year period.

         As previously announced, we have transitioned from one accounting firm to another, suspended further development of our Qwik Track subsidiary, dissolved our business relationship with the Pita King subsidiary and now believe we are positioned to focus all the Company's resources on the further development of our mineral interest in the Detrital Wash and Wikieup properties.

         We have no credit lines or other sources of revenues since we divested our Pita King subsidiary. However, current cash on hand of $125,247 should sustain business operations through yearend. We will continue our efforts to obtain cash from borrowing, a sale of our common stock, or other means in order to conduct meaningful exploration activities on our properties. We may consider a joint venture arrangement with an established resource company as well, although we currently have no specific prospects for such an arrangement.

         If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diminished (i.e., "diluted").

Loss On Sale of Pita King Subsidary

         In June of 2004 we sold our Pita King Bakeries International, Inc. subsidiary back to its founding shareholders, giving effect to the sale as of January 1, 2004. 4,000,000 shares of our common stock were returned to us and cancelled, and we forgave $35,000 in loans to the subsidiary. Our financial statements for the three month period ended March 31, 2004 reflect a loss of $43,370 recognized on the sale.

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



                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

Recent Sales Of Unregistered Securities

         During the three months ending on June 30, 2004, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933.

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

-----------------------------------------------------------------------------------------
                                                                             Number of
     Date Issued              Class                Amount         Price     Purchasers
----------------------- --------------------- -------------- ------------ --------------
April 1, 2004           Common Stock                136,364     .066(1)         1
May 21, 2004            Common Stock              1,515,151     .066(1)         2
-----------------------------------------------------------------------------------------
(1) Issued for cash.

Cancellation of Shares

     Also during the period we cancelled 4,000,000 of our shares that we received in the sale of our Pita King Bakeries International subsidiary.


Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         We filed the following Current Reports on Form 8-K during the period:

         Date              Item(s)

         04-13-04          Items 4, 7
         05-28-04          Items 4, 7

         The following exhibits are filed with this annual report:

         Ex. 31.1 Certification of CEO
         Ex. 31.2 Certification of CFO
         Ex. 32.1 Certification of CEO
         Ex. 32.2 Certification of CFO

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INTERNATIONAL STAR INC.


August 13, 2004                             /s/ Robert L. Hawkins
------------------                          -----------------------------------
Dated                                       President, CEO