Form 10QSB
period 2004-09-30
INTERNATIONAL STAR INC
filed 2004-11-15
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

The Company had 59,788,741 shares of common stock outstanding at September 30, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The following unaudited financial statements of International Star Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2003. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2004 and its results of operations and its cash flows for the six months ended September 30, 2004.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                         ASSETS
                                                 September 30     December 31,
                                                     2004             2003
                                               ---------------  ---------------

Current Assets:
     Cash                                       $       6,370    $     364,146
     Accounts Receivable                                    -           23,805
     Inventories                                            -           63,812
     Prepaid Legal Fees                                 1,990            1,990
                                               ---------------  ---------------
                       Total Current Assets             8,360          453,753
Mineral Assets:
     Screened Ore                                       2,600            2,600
                                               ---------------  ---------------
                       Total Mineral Assets             2,600            2,600

Fixed Assets (Net of Depreciation)                      9,975          284,888
Other Assets & Prepaid Rent                                 -           28,402
Goodwill                                                    -           64,472

                                               ---------------  ---------------
                               Total Assets     $      20,935    $     834,115
                                               ===============  ===============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued interest      $      36,156    $      31,968
     Advances and Loans from officers with
      accrued interest                                 49,392           49,392
     Accrued Compensation and Management Fees          29,000          117,105
                                               ---------------  ---------------
                  Total Current Liabilities           114,548          198,465

Long-term Liabilities:
     Line of Credit and Accrued Interest                  $ -         $ 84,206
     Note Payable                                     250,000          250,000
                                               ---------------  ---------------
                Total Long-term Liabilities           250,000          334,206

Stockholders' Equity (Deficit):
     Common Stock, $.001 par value; authorized  $      59,790    $      60,043
           100,000,000 shares; issued and
           outstanding 59,788,741 at
           September 30, 2004 and 60,042,227
           at December 31, 2003
     Paid-In Capital                                2,242,535        2,295,282
     Accumulated Deficit                           (2,645,938)      (2,053,881)
                                               ---------------  ---------------
        Total Stockholders' Equity (Deficit)         (343,613)         301,444

                                               ---------------  ---------------
      Total Liabilities and
           Stockholders' Equity (Deficit)       $      20,935    $     834,115
                                               ===============  ===============

               See accompanying notes to the financial statements.

                             INTERNATIONAL STAR INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Nine Months         Nine Months         Nine Months          Nine Months
                                            Ended               Ended               Ended                Ended
                                        Sept 30, 2004       Sept 30, 2003       Sept 30, 2004        Sept 30, 2003
                                      ------------------   -----------------   -----------------   ------------------

Revenue:                                 $            -      $      253,829       $           -      $       100,937
                                      ------------------   -----------------   -----------------   ------------------
                        Total Revenue                 -             253,829                   -              100,937

Cost of Goods Sold:
     Materials & packaging                            -              91,538                   -               36,983
                                      ------------------   -----------------   -----------------   ------------------
            Total Cost of Goods Sold:    $            -      $       91,538       $           -      $        36,983
Gross Profit                             $            -      $      162,291       $           -      $        63,954

 Expenses:
     Mineral exploration &
        development costs                       189,979                   -              28,379                    -
     Interest expense                            11,363               7,392               2,794                2,015
     Professional fees                           43,462                   -              22,520                    -
     Management fees                            157,500              90,000              31,000               30,000
     Compensation                                89,000              99,320              89,000               34,312
     Depreciation & amortization                  1,197              15,378                 399                5,126
     General & administrative                    56,186             162,971              13,556               57,359
                                      ------------------   -----------------   -----------------   ------------------
                       Total Expenses           548,687             375,061             187,648              128,812

Other Income (Expense)
     Loss on divestiture of subsidiary          (43,370)                  -                   -                    -
                                      ------------------   -----------------   -----------------   ------------------

                             Net Loss    $     (592,057)     $     (212,770)     $     (187,648)     $       (64,858)
                                      ==================   =================   =================   ==================

              Weighted Average Shares
             Common Stock Outstanding        57,732,798          31,836,237          59,122,074           31,836,237
                                      ==================   =================   =================   ==================

            Net Loss Per Common Share
            (Basic and Fully Dilutive)   $        (0.01)     $        (0.01)     $        (0.00)     $         (0.00)
                                      ==================   =================   =================   ==================


               See accompanying notes to the financial statements.

                             INTERNATIONAL STAR INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine Months            Nine Months
                                                           Ended                  Ended
                                                     September 30, 2004    September 30, 2003
                                                    ---------------------  --------------------
Cash Flows Used in Operating Activities:
                                          Net Loss            $ (592,057)           $ (212,770)

 Expenses Not Requiring an Outlay of Cash
      Depreciation & Amortization                                  1,197                15,378
      Loss on divestiture of subsidiary                           43,370                     -
      Common stock issued for services                            60,000                     -
                                                    ---------------------  --------------------
                       Net Cash used in Operations              (487,490)             (197,392)

 Changes to Operating Assets and Liabilities:
      (Increase) decrease in Accounts Receivable
          and Prepaids                                             5,450                12,820
      (Increase) decrease in Inventories                               -               (12,869)
      Increase (decrease) in accounts payables
          and accrued interest                                     4,189               (66,936)
      Increase (decrease) in accrued management
          fees / compensation                                     (2,300)              151,800
                                                    ---------------------  --------------------
           Cash Flows Used in Operating Activities              (480,151)             (112,577)

 Cash Flows from Financing Activities:
      Proceeds from sale of common stock                         122,375                76,600
      Repayment of line of credit                                      -               (15,410)
      Increase in advances and loans from officers/affiliates          -                15,000
                                                    ---------------------  --------------------
              Cash Flows from Financing Activities               122,375                76,190

                                                    ---------------------  --------------------
                            Net Increase (Decrease) in Cash     (357,776)              (36,387)

                       Cash at Beginning of Period              (364,146)               39,684

                                                    ---------------------  --------------------
                             Cash at End of Period                 6,370                 3,297
                                                    =====================  ====================
      Interest Paid                                                    -                 8,259
                                                    =====================  ====================
     Income Taxes Paid                                                 -                     -
                                                    =====================  ====================


     Supplemental Non-cash Financing Activities:
       Cancellation of 4,000,000 shares originally
         issued to acquire Pita King Bakeries, Int'l          (236,000)

       Capital contributed for payment of interest               7,500


               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                            A. BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the nine months ended September 30, 2004 and 2003 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of operations and cash flows for the nine months ended September 30, 2004 and 2003.

The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation and Accounting Methods

          These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the nine months ended September 30, 2004 and includes the accounts of International Star, Inc., Pita King, Bakeries International, Inc., and Qwik Trak, Inc. for the nine months ended September 30, 2003.

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

     12.  Statement of Cash Flows

          For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of nine months or less to be cash equivalents.

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

         We have no credit lines or other sources of cash since we divested our Pita King subsidiary. Our cash balance at September 30, 2004 was $6,370. However, In October, subsequent to the period covered by this quarterly report, we received a commitment for an additional $225,000 in equity financing, of which we received $75,000 on October 5th and expect to receive the balance in two installments during November and December, respectively. The funds will be used for exploration costs and for general and administrative expenses. The funds should sustain our current level of exploration activity through most of the next twelve months, after which we will need to obtain additional funding to continue our exploration activities. We will continue our efforts to obtain cash from borrowing, a sale of our common stock, or other means. We may consider a joint venture arrangement with an established resource company as well, although we currently have no specific prospects for such an arrangement.


Loss On Sale of Pita King Subsidary

         In June of 2004 we sold our Pita King Bakeries International, Inc. subsidiary back to its founding shareholders, giving effect to the sale as of January 1, 2004. 4,000,000 shares of our common stock were returned to us and cancelled, and we forgave $35,000 in loans to the subsidiary. Our financial statements for the nine month period ended September 30, 2004 reflect a loss of $43,370 recognized on the sale.

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

         The securities were sold by our officers without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering, and Regulation S, relating to securities sold in bona fide offshore transactions. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and we believe them to be, members of one or more of the following classes of purchaser:


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

================================================================================
                                                                    Number of
    Date Issued          Class             Amount      Price        Purchasers
==================== ================= ============ ============= =============

October 5, 2004      Common Stock          750,000      $0.10(1)       2

-------------------------------------------------------------------------------
(1) Issued for cash
================================================================================


Item 3  -  Defaults Upon Senior Securities

         None.

Item 4  -  Submission of Matters to a Vote of Security Holders

         None.

Item 5  -  Other Information

         None.

Item 6  -  Exhibits and Reports on Form 8-K

         We filed the following Current Reports on Form 8-K during the period:

         Date              Item(s)

         09-15-04 Item 7, Item 9

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


                                             INTERNATIONAL STAR INC.


November 15, 2004                           /s/ Robert L. Hawkins
------------------                          ---------------------------------
Dated                                       President