Form 10KSB
period 2004-12-31
INTERNATIONAL STAR INC
filed 2005-03-30
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

                                December 31, 2004

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

Registrant's revenues in fiscal year 2004:    $0.00.

Aggregate market value of the voting stock held by non-affiliates as of FEB 1, 2005:
                $7,189,257.05

Number of common shares outstanding as of February 1, 2005:

                64,428,741

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

     Effective October 1, 2002 we acquired Pita King Bakeries International, Inc. and appointed Hassan Alaeddine to our Board of Directors. As noted in the Company's 10QSB filings during 2004, the further development of Qwik Track, Inc has been suspended for the time being and Pita King Bakeries International, Inc has been sold.

     In December 2004 the authorized capitalization of the Company was increased to 780 Million Shares of Common Stock and 20 Million Shares of Undesignated Preferred Stock.


Our Business

     We are primarily engaged in the acquisition and exploration of precious metals mineral properties. Since 1998, we have examined various mineral properties prospective for precious metals and minerals, and have acquired interests in those we believe may contain precious metals and minerals. Our properties are located in Arizona. We have not established that any of the properties contain reserves (a reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination). Further exploration will be needed before a final determination can be made whether any property is economically and legally feasible. Therefore, at present we have no reserves and no income from mineral production.

     For the fiscal year ended December 31, 2003 we reported revenues of $80,618 generated by the Pita King subsidiary; however, the unit was not profitable and we have since divested it. Our Qwik Track subsidiary is inactive at the current time, and we have no plans to pursue development of that business in the foreseeable future. Instead, we will focus our efforts and limited resources on the further exploration of our mineral property holdings.

Products and/or Services

     As of December 31, 2003, our Pita King subsidiary produced and marketed a variety of pita breads and chips and the web-based Qwik Track subsidiary (development cost of $165,959) was capable of producing customized handicapping data for thoroughbred racing enthusiasts. We no longer own the bakery and have chosen to suspend further development of Qwik Track for an indefinite period. (See "Notes to Financial Statements," Notes F and G.)

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

     Although we have processed and tested mineralized materials and produced very small amounts of precious metals on a testing basis (these have come from the testing of mineralized material from both the Detrital Wash and Wikieup properties), our decision as to whether any of the mineral properties we now hold, or which we may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of the exploration programs and independent feasibility analysis and the recommendation of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to:

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

     However, encouraged by the early stage exploration performed on our Detrital Wash property by Kokanee Placer, Inc. of White Rock, BC, a geological exploration company, and independent tests performed by the Company on our Wikieup property, we are in the process of developing a staged exploration plan based on the perceived merits of both our properties and projected costs of further exploration. (See "Subsequent Events" below under this Item.)


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

Facilities

     We own no production, laboratory or storage facilities and rent space as appropriate when necessary. Our executive offices are located at 2266 Chestnut Bluffs, Henderson, NV (telephone 702.897.5338; fax 702.897.5832). (See Item 12 - Certain Relationships and Related Transactions.)

Employees

     As of yearend 2004 we had no employees other than our executive officers, nor any plans to recruit employees within the next twelve months.

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

     As of November, 2003, we suspended development of the Qwik Track subsidiary's business to focus our limited resources on exploring our mineral properties.(See "Notes to Financial Statements," Note G.)

     On October 1, 2002, we acquired 100% of the equity stock of Pita King Bakeries International, Inc. ("Pita King"), a Nevada corporation, in exchange for 4,139,500 restricted shares of common stock. Pita King operates a wholesale and retail pita bread bakery in Everett, Washington. We operated Pita King as a wholly owned subsidiary until January 1, 2004 when we sold the unit back to its founding shareholders.

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

     2. The principals and officers of Pita King returned to the Company Four million shares (4,000,000) of "common stock" issued in consideration of the acquisition.

     3. Both parties agree that the remaining One hundred, Thirty nine thousand and five hundred shares of International Star restricted "common stock" issued for the acquisition to compensate the original shareholders of Pita King will remain the property of those shareholders and will not be effected by this agreement.

The results of Pita King's operations were included in the consolidated financial statements for the year ended December 31, 2003. (See "Notes to Financial Statements," Note "F".)

Changes in Capitalization

     On December 21, 2004, in lieu of a meeting of shareholders, as authorized by NRS 78.320, by taking the written consents of shareholders holding a majority of the shares eligible to vote on such matters the Company increased its authorized capitalization to 780 Million Shares of Common Stock and 20 Million Shares of Undesignated Preferred Stock. As of December 31, 2004 approximately 711,711,259 shares of our common stock were authorized but un-issued. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices that are less than the then-current price for our common stock.

Subsequent Event

     Exploration Planning - On February 16, 2005, the Company finalized its agreement with Zereko Nevada, Inc. (Zereko), a Nevada based corporation engaged in mining engineering and related services, for various services in support of the ongoing exploration activities at the Company's Detrital Wash property. Under the terms of the agreement, Zereko will review in detail available information on all previous work done on the property, define areas that merit further detailed examination, then propose and implementation plan, prepare budgets and obtain quotes for the indicated exploration activity.


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

     WE HAVE NO RESERVES, NO MINING OPERATIONS AND NO MINERAL RELATED INCOME. reserves, by definition, contain mineral deposits in a quantity and in a form room which the target minerals may be economically and legally extracted or produced. We have not established that such reserves exist on our properties and unless or until we do so we will not have any income from our mineral operations.

     EXPLORATION FOR ECONOMIC DEPOSITS IS SPECULATIVE. The business of mineral exploration is very speculative, since there is generally no way to recover any of the funds expended on exploration unless the company establishes the existence of mineable reserves and then exploits those reserves by either commencing mining operations, selling or leasing its interest in the property, or entering into a joint venture with a larger resource company that can develop the property to the production stage. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

     OUR DIRECTORS AND EXECUTIVE OFFICERS LACK SIGNIFICANT EXPERIENCE OR TECHNICAL TRAINING IN EXPLORING FOR PRECIOUS METAL DEPOSITS AND DEVELOPING MINES. Our directors and executive officers lack significant experience or technical training in exploring for precious metal deposits and developing mines. Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches such as mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in the industry. The Corporation plans to align itself with reputable, knowledgeable experts in the mining industry to overcome this lack of experience and expertise. On February 16, 2005 International Star, Inc. entered into a service agreement with one such entity; Zereko Nevada, Inc, and a mining engineer, Karel Pieterse.

     FUTURE CHANGES IN REGULATORY OR POLITICAL POLICY COULD ADVERSELY AFFECT OUR EXPLORATION. Any changes in government policy may result in changes to laws affecting ownership of assets, land tenure, mining policies, taxation, environmental regulations, labor relations, or other factors relating to our exploration activities. Such changes could cause us to incur significant unforeseen expenses of compliance or even require us to suspend our activities altogether.

OUR DIRECTORS AND EXECUTIVE OFFICERS OWN A SIGNIFICANT AMOUNT OF STOCK OF INTERNATIONAL STAR, INC. AND EXERT CONSIDERABLE INFLUENCE OVER US. As of February 1, 2005, our directors and executive officers beneficially owned common stock and securities convertible into our common stock which, upon exercise, would equal to approximately 51.8% of the voting power. As a result, these stockholders are potentially able to decide all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

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

     The DETRITAL WASH property originally consisted of 8 placer claims lying in
Section 36, Township 28 N, Range 21W and is easily accessed by partially paved entry off Hwy 93 and has availability to electricity and water.

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

     The majority of this 22,240-acre property is composed of "alluvial sand," that is to say, a dry riverbed lying 210 feet above the existing water table. Two historically documented sources found at the County seat archives in Kingman, Arizona provide possible explanation for the deposition of valuable minerals in the Detrital Valley:

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

     Although limited in number prior to 2005, all "spot/surface samples" taken by the Company on this property indicated the existence of "precious metals". Of major significance was a 2-ton "bulk sample" (at a depth of 4 to 12 feet) by AuRIC Metallurgical Laboratories, LLC, Salt Lake City, Utah, conducted in 1998 under a "chain of custody" (COC) that provided evidence of gold and silver with traces of palladium and platinum.

     Two batch tests of 1,000 lbs. each were performed, each batch produced a "dore bar" (composite of all metalliferous minerals recovered from the sample). One of the dore bars was then refined and yielded metals equivalent to the following values per ton of original material:

         Gold (Au)                  0.812 oz.
         Silver (Ag)                1.359 oz.
         Platinum (Pt)              0.440 oz.
         Palladium (Pd)             0.019 oz.

     Believing that the precious metals derived from the surface and bulk samples were of sufficient quantity and quality to warrant further exploration of the DETRITAL WASH property, the Company on January 9, 2004 engaged Kokanee Placer, Inc. of White Rock, BC, a geological exploration company, to execute the initial phase of an exploration program on our original 1,280 acre Detrital Wash property, the results of which would dictate subsequent exploration phases, if found to be practical.

     This initial work effort called for surface sampling of the property in a grid pattern at intervals of every 500 feet (in excess of 200 samples).

     The results of the sampling program identified areas of elevated to anomalous values of placer gold and silver that require follow-up exploration and evaluation.

     Hence, on February 16, 2005, the Company finalized its agreement with Zereko Nevada, Inc. (Zereko), a Nevada based corporation engaged in mining engineering and related services, for various services in support of the ongoing exploration activities at the Company's Detrital Wash property.

     Currently we are attempting to raise additional capital to continue a staged exploration program on this property. Although a number of parties have expressed interest in funding the needed exploration of the DETRITAL WASH, as of yearend 2004 the Company has been partially successful in completing arrangements for the start of a staged exploration program.

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

     We have not systematically drilled and sampled the Wikieup property. The sampling of Detrital Wash property is not sufficient to confirm the presence of any concentrations of precious metals in a mineable mass. The Company believes that the staged exploration program being conducted by Zereko Nevada will assist in making those determinations. There is substantial risk that such testing would show limited concentrations of precious metals, and such testing may show a lack of precious metals in a mineable mass. Test results so far have been positive and confirm the presence of precious metals in the samples. However, you cannot safely assume that precious metals-bearing materials exist in quality and quantity to make a mining operation economically feasible.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 23, 2004 the Company, by taking the written consents of shareholders holding a majority of the shares eligible to vote on such matters increased the authorized capitalization of the Company, approved a Stock Option and Restricted Stock Plan and announced the election of its Board of Directors. Actions were taken in lieu of a meeting of shareholders, as authorized by NRS 78.320.

     Total Authorized Capital Stock Increased to 780 Million Shares of Common Stock and 20 Million Shares of Undesignated Preferred Stock - Having deemed the current capitalization inadequate to meet the future needs of the corporation; and to ensure the Company has capital stock available in the future for issue for legitimate corporate purposes; the Company has amended its Articles of Incorporation as follows:

          "The total authorized capital stock of the corporation shall be Seven Hundred Eighty Million (780,000,000) shares of $.001 par value Common Stock, all of which shall be entitled to voting power when issued, and Twenty Million (20,000,000) shares of undesignated preferred stock. The Board of Directors may issue authorized shares of common and preferred stock from time to time without action by the shareholders, at such consideration as may from time to time be set by the Board of Directors. The Board of Directors may issue such shares of common and preferred stock in one or more series, at such price and in such number of each series with such voting powers, designations, preferences, and rights or qualifications or restrictions thereof as shall be stated in the resolution or resolutions adopted by them."


     The Company also approved eighteen million (18,000,000) shares of the authorized but unissued Common Stock (the "Shares") of the Corporation be reserved for issuance pursuant to the terms and conditions of the Stock Option and Restricted Stock Plan currently under consideration by its Board of Directors.

     And, the Company announced the following individuals had been elected Directors of the Corporation beginning as of January 1, 2005, to serve for one year or until their successors are elected and qualified: Robert L. Hawkins, Denny Cashatt, Kamal Alawas and Hassan Alaeddine.


                                     PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock

     International Star, Inc was dropped from the NASD Over-the-counter Bulletin Board (OTC-BB) in May of 2003 for failure to file timely its required yearend 2002 10-KSB Annual Report and is currently quoted on the "Pink Sheets" quotation system under the symbol ISRI:PK.

     The following table shows in United States dollars the high and low bid quotation for the shares for the last two years. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and do not necessarily represent actual transactions.

         2003
         First Quarter            $0.040         $0.040
         Second Quarter           $0.000         $0.000
         Third Quarter            $0.000         $0.000
         Fourth Quarter           $0.010         $0.010

         2004
         First Quarter            $0.059         $0.059
         Second Quarter           $0.059         $0.109
         Third Quarter            $0.15          $0.17
         Fourth Quarter           $0.10          $0.10

Security Holders

     We had approximately 146 shareholders of record on December 31, 2004, plus an unknown number of holders in street name.

Dividends

     The company has never paid any dividends, and has no plans to do so in the foreseeable future. There are no legal, contractual or other restrictions, which limit the company's ability to pay dividends.

Adoption of Stock Benefit Plan

     Effective January 1, 2005, subsequent to the period covered by this report, we adopted our 2005 Stock Benefit Plan (the "Plan"). The Plan provides that 18,000,000 of our common shares be reserved for future issuance as direct awards or upon exercise of options granted under the Plan. We expect to file a Registration Statement on Form S-8 in connection with the adoption of the Plan.


Recent Sales Of Unregistered Securities

     During the three fiscal years ending on December 31, 2004, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933. No underwriters were involved in these transactions. Selling prices for the shares may have been discounted from then prevailing market prices to reflect the restricted status of the shares or the urgency of our need for capital. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of director's determination of the value received for the shares.

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

===============================================================================
                                                                  Number of
 Date Issued         Class              Amount        Price      Purchasers
----------------- ----------------- ------------ -------------- -------------
Dec 31, 2004      Common Stock          $14,000     $0.10  (1)        1
Dec 3, 2004       Common Stock         $325,000     $0.10  (2)        6
Dec 1, 2004       Common Stock          $50,000     $0.10  (3)        2
Sep 30, 2004      Common Stock          $74,973     $0.10  (4)        1
May 21, 2004      Common Stock         $100,000     $0.066 (5)        2
April 1, 2004     Common Stock          $15,000     $0.11  (6)        1
Feb 17, 2004      Common Stock           $6,000     $0.06  (7)        1
Feb 2, 2004       Common Stock           $1,500     $0.05  (8)        1
-----------------------------------------------------------------------------
(1)  Issued to a director of the company in settlement of management fees due.
(2) For cash, including 1,620,000 issued to Kilpatrick Life Insurance Co., and 1,630,000 to affiliates of Kilpatrick. Warrants were issued at $0.15 and will expire December 2006.
(3) Issued for cash to non-affiliate investors. Warrants were issued at $0.15 and will expire December 2005.
(4)  Issued for cash to non-affiliate investors.
(5)  For cash, 1,515,152 to affiliates of Kilpatrick.
(6)  Issued for cash to non-affiliate investors.
(7)  Issued for cash to non-affiliate investors.
(8)  Issued for cash to non-affiliate investors.
===============================================================================


Derivitive Securities

     The following table lists all of the outstanding securities that are convertible into our common stock.

                       Table of Warrants and Stock Options

===========================================================================================
 Type of Derivative                                   No. of Common Shares     Expiration
      Security         Issue Date    Exercise Price   Underlying Securities       Date
-------------------- -------------- --------------- ------------------------ --------------

     Options           01/01/2005        $0.10            15,500,000(1)         01/01/2010

     Warrants          12/03/2004        $0.15             2,430,000(2)         12/03/2006
-------------------------------------------------------------------------------------------
1    Issued to our executive officers and directors pursuant to our 2005 Stock
     Benefit Plan
2    Issued in connection with a private placement of our stock to Kilpatrick
     Life Insurance Co. and affiliates of Kilpatrick.
===========================================================================================



Subsequent Event - 3:1 Forward Split and New Trading Symbol

     As of February 18, 2005, NASDAQ approved the Company's plans for a 3:1 forward split of the company's common stock. As a result, shareholders of record received three shares for each share held as of the opening of the stock market on the effective date, Feb. 22, 2005. As of the approval date, the total number of shares outstanding for ISRI was 64,428,741, after the 3:1 Forward Split the total number of shares outstanding was 193,286,223.

     Current ISRI stock certificates displaying a CUSIP# 460371 10 7 were automatically valued at three times their face value as of the stock market's opening on Feb. 22, 2005. Surrendered certificates and all newly issued certificates will be issued with a new CUSIP# 460371 20 6 and will be worth face value.

     NASDAQ has also assigned a new symbol for International Star Inc. effective at the opening of the market on Feb. 22, 2005. The new symbol has been assigned as ILST, and is found on the Pink Sheets listings.


ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     We intend to focus on rising the funding necessary for further exploration on the Detrital Wash property. We believe the results of the limited sampling conducted in 1998 by AuRic Metallurgical Laboratories and completion of surface sampling program conducted by Kokanee Placer Ltd. warrant further investigation of the mineral potential of that property.

     During the year we secured additional funding through private placements of our common stock. Kilpatrick Life Insurance Co. and associated individuals of Shreveport, Louisiana purchased 4,765,152 shares of our common stock for $425,000. Additionally, we secured funding through private placements in the amount of $147,473 for 1,516,364 shares of our common stock, for a total of $572,473 secured for 6,281,516 shares of common stock for the year.

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

Results of Discontinued Operations

     For the fiscal year ended December 31, 2004 we reported no revenues versus $364,146 for the prior year. Revenue for the prior year was attributable to our Pita King Bakeries subsidiary, acquired in the fourth quarter. In 2004 we divested the subsidiary, taking effect as of January 1, 2004, so that the revenue have no significance to our ongoing operations.

     Effective January 1, 2004 we sold our 100% ownership of Pita King Bakeries International, Inc. back to the founding shareholders from whom we had purchased the unit. The principals and officers of Pita King returned 4,000,000 of the 4,139,500 shares of International Star's common stock to us, and we forgave debt totaling $35,000 that we had advanced to Pita King. See "Notes to Financial Statements," Note F.


Going Concern

         We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2004. In recognition of these trends, our independent registered accountants, Madsen and Associates CPAs, Inc., included cautionary statements in their report on our financial statements for the year ended December 31, 2004 that expressed "substantial doubt" regarding our ability to continue as a going concern.

         Our ability to continue as a going concern is dependent on obtaining additional working capital and our management has developed a strategy which it believes will accomplish this objective through additional equity funding, long term financing, and payment of Company expenses by our officers, if needed, which will enable us to operate for the coming year.

ITEM 7 -- FINANCIAL STATEMENTS

     The Financial Statements meeting the requirements of Regulation S-B follow.





Board of Directors
International Star, Inc. and Subsidiaries
Henderson, Nevada


                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheets of International Star, Inc. and Subsidiaries (an Exploration Stage Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based upon our audits, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note F to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA's, Inc.
March 10, 2005
Salt Lake City, Utah

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (An Exploration Stage Company)


                                                                        December 31,      December 31,
                                ASSETS                                      2004              2003
                                                                       --------------    --------------
Current Assets:
     Cash                                                               $    200,266      $    364,146
     Accounts Receivable                                                          -             23,805
     Inventories                                                                  -             63,812
     Prepaid Legal Fees                                                           -              1,990
     Prepaid expenses                                                         54,000                -
                                                                       --------------    --------------
                                                  Total Current Assets       254,266           453,753
Mineral Assets:
     Screened Ore                                                                 -              2,600
                                                                       --------------    --------------
                                                  Total Mineral Assets            -              2,600

Fixed Assets (Net of Depreciation)                                            33,578           284,888
Other Assets & Prepaid Rent                                                       -             28,402
Goodwill                                                                          -            64,472
                                                                       --------------    --------------
                                                          Total Assets  $    287,844      $    834,115
                                                                       ==============    ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued interest                              $      1,275      $     31,968
       Advances and Loans from officers with accrued interest                     -             49,392
     Accrued Compensation and Management Fees                                      -           117,105
                                                                       --------------    --------------
                                             Total Current Liabilities         1,275           198,465

Long-term Liabilities:
     Line of Credit and Accrued Interest                                $         -       $     84,206
     Note Payable                                                            250,000           250,000
                                                                       --------------    --------------
                                           Total Long-term Liabilities       250,000           334,206

Stockholders' Equity:
       Common Stock, $.001 par value; authorized 100,000,000 shares;    $     64,430      $     60,043
       issued and outstanding 64,428,741 and 60,042,227 at December
       31, 2004 and December 31, 2003, respectively.
     Paid-In Capital                                                       3,015,787         2,295,282
     Accumulated Deficit                                                  (3,043,648)       (2,053,881)
                                                                       --------------    --------------
                                            Total Stockholders' Equity        36,569           301,444

                                                                       --------------    --------------
                            Total Liabilities and Stockholders' Equity  $   (287,844)     $    834,115
                                                                       ==============    ==============


               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (An Exploration Stage Company)


                                                                 Year Ended             Year Ended
                                                              December 31, 2004      December 31, 2003
                                                             -------------------    ------------------

Revenue:                                                      $              -       $        363,635
                                                             -------------------    ------------------
                                              Total Revenue                  -                363,635

Cost of Goods Sold:
     Materials                                                               -                134,666
     Packaging                                                               -                      -
                                                             -------------------    ------------------
                                  Total Cost of Goods Sold:                  -       $        134,666

Gross Profit                                                                 -       $        228,969

 Expenses:
     Mineral exploration costs                                         231,145                  1,857
     Professional fees                                                  87,813                      -
     Management fees                                                   219,827                135,000
     Compensation                                                      277,000                212,267
     Depreciation & amortization                                         2,859                 25,230
     General & administrative                                           42,374                302,500
                                                             -------------------    ------------------
                                             Total Expenses            861,018                676,854

                                                             -------------------    ------------------
                                  Net (loss) from operation   $     (861,018)        $       (447,885)
                                                             ===================    ==================

Other Income (Expenses)
     Interest Expense                                                 (29,277)                (11,650)
     Loss on divestiture of subsidiary                                (99,472)                      -
                                                             -------------------    ------------------
                                       Total Other Expenses          (128,749)                (11,650)
                                                             -------------------    ------------------
                                                   Net Loss          (989,767)               (459,535)
                                                             ===================    ==================

                                    Weighted Average Shares
                                   Common Stock Outstanding       58,366,381             40,393,069
                                                             ===================    ==================

                                  Net Loss Per Common Share
                                 (Basic and Fully Dilutive)   $         (0.02)       $         (0.02)
                                                             ===================    ==================


                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         (AN EXPLORATION STAGE COMPANY)
                    FROM JANUARY 1, 2003 TO DECEMBER 31, 2004


                                           Common             Common
                                            Stock             Stock             Paid-In          Accumulated           Total
                                           Shares             Amount            Capital            Deficit             Equity
                                        --------------    ---------------    ---------------    ---------------    ---------------
Balances as of January 1, 2003            $36,050,737           $ 36,051         $1,494,501       $ (1,594,347)     $     (63,795)
Common stock issued for cash.  August
13, 2003 Valued at $.010 per share            185,000                185             18,315                  -             18,500
Common stock issued for cash.  August
13, 2003 Valued at $.05 per share           1,000,000              1,000             49,000                  -             50,000
Common stock issued for cash.
September 25, 2003 Valued at $.10 per
share                                          30,000                 30              2,970                  -              3,000
Common stock issued for cash.
September 25, 2003 Valued at $.02 per
share                                         255,000                255              4,845                  -              5,100
Common stock issued for debt to
shareholders and officers.  November
12, 2003 Valued at $0.0331/3 per share     14,807,990             14,808            475,415                  -            490,223
Common stock issued for debt.
November 14, 2003 Valued at $0.0331/3
per share                                   7,663,500              7,664            247,786                  -            255,450
Common stock issued for debt.
November 17, 2003 Valued at $.05 per
share                                          50,000                 50              2,450                  -              2,500
Net Loss for the year ended December
31, 2003                                            -                  -                  -           (459,535)          (459,535)
                                        --------------    ---------------    ---------------    ---------------    ---------------
Balances at December 31, 2003              60,042,227      $      60,043      $   2,295,282      $    (203,881)          $301,444
                                        ==============    ===============    ===============

Shares cancelled from divestiture of
Pita King Bakeries, Int'l, Inc.            (4,000,000)            (4,000)            (4,000)
Shares returned to Company and
cancelled                                     (35,000)               (35)            (2,965)
Common stock issued for cash.
February 20, 2004 Valued at $.05 per
share                                          30,000                 30              1,470
Common stock issued for cash.
February 20, 2004 Valued at $.06 per
share                                         100,000                100              5,900
Common stock issued for cash.  April
27, 2004 Valued at $.11 per share             136,364                136             14,864
Common stock issued for cash.  May
28, 2004 Valued at $.07 per share             151,515                152              9,848
Common stock issued for cash.  June
7, 2004 Valued at $.07 per share            1,363,636              1,364             88,636





                                           Common             Common
                                            Stock             Stock             Paid-In          Accumulated           Total
                                           Shares             Amount            Capital            Deficit             Equity
(continued)                             --------------    ---------------    ---------------    ---------------    ---------------

Capital contributed for interest
expenses.  June 30, 2004                            -                  -              7,500
Common stock issued for services.
September 30, 2004 Valued at $.03 per
share                                       2,000,000              2,000             58,000
Common stock issued for cash.
October 6, 2004 Valued at $.10 per
share                                         750,000                750             74,250
Common stock issued for cash.
November 29, 2004 Valued at $.10 per
share                                         500,000                500             49,500
Common stock issued for cash.
December 8, 2004 Valued at $.10 per
share                                       3,250,000              3,250            321,750
Common stock issued for services.
December 31, 2004 Valued at $.10 per
share                                         140,000                140             13,860
Capital contributed for services and
accrued expenses                                    -                  -             73,892
                                        --------------    ---------------    ---------------
Net (loss) for year ended
  December 31, 2004                        64,428,741             64,430          3,015,787
                                        ==============    ===============    ===============


                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                         (AN EXPLORATION STAGE COMPANY)


                                                                             Year Ended        Year Ended
                                                                            December 31,       December 31,
                                                                                2004              2003
                                                                           ---------------    ---------------
Cash Flows Used in Operating Activities:
                                                              Net Loss      $    (989,767)     $   (459,535)
Adjustments to Reconcile net loss to
     Common stock issued for services                                              74,000                 -
     Loss of divestiture of Pita King                                              99,472                 -
     Depreciation & Amortization                                                    2,859             25,230
                                                                           ---------------    ---------------
                                           Net Cash used in Operations           (813,436)     $    (434,305)
Changes to Operating Assets and Liabilities:
     (Increase) decrease in screened ore                                            2,600                 -
     (Increase) decrease in Accounts Receivable and Prepaids                       25,795              3,618
     (Increase) decrease in Inventories                                            63,812            (15,562)
     (Increase) decrease in Goodwill and other assets                              92,874                 -
     (Decrease) Increase in accounts payables and accrued interest                (30,693)           (51,041)
    (Decrease) Increase in accrued management fees / compensation                 (44,474)          (125,326)
                                                                           ---------------    ---------------
                               Cash Flows Used in Operating Activities           (703,522)          (622,616)
Cash Flows used in Investing Activities:
     Purchase fixed assets                                                        (29,355)           (11,169)
                                                                           ---------------    ---------------
                               Cash Flows Used in Investing Activities                               (11,169)
Cash Flows from Financing Activities:
     Common stock issued for cash                                                 569,000            332,050
     Proceeds from notes payable                                                       -             250,000
     Repayments on line of credit                                                      -             (17,281)
     Advances from officers/affiliates                                                 -             393,478
                                                                           ---------------    ---------------
                                  Cash Flows from Financing Activities            569,000            958,247
                                                                           ---------------    ---------------
                                       Net Increase (Decrease) in Cash           (163,880)           324,462
                                           Cash at Beginning of Period            364,146             39,684
                                                                           ---------------    ---------------
                                                 Cash at End of Period      $     200,266      $     364,146
                                                                           ===============    ===============
Supplemental Non-Cash Financing Activities:
     Cancellation of 4,000,000 shares from the divestiture of Pita
King Bakeries Int'l
       at January 1, 2004                                                   $          -       $          -
                                                                           ===============    ===============
     Common stock issued for loans, cash advances, accrued management
        fees and interest                                                   $          -       $     492,723
                                                                           ===============    ===============
     Capital contributed for payment of loans, cash advances and            $      81,392      $          -
        interest
                                                                           ===============    ===============
     Interest Paid                                                          $      21,777      $      10,106
                                                                           ===============    ===============
    Income Taxes Paid                                                       $          -       $          -
                                                                           ===============    ===============



                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

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

On October 15, 2001, the Company formed a wholly owned subsidiary called Qwik Track, Inc. (Qwik Track). Qwik Track operated as an internet web-based business that provides handicapping, analytical data and statistical information for wagering on thoroughbred horse races. Qwik Track was to offer wagering enthusiasts the opportunity to participate in multiple racetrack wagering via the Internet. Further development of this web-based business has been halted for the time being while we focus our limited resources on our mineral exploration activities.

On October 1, 2002, the Company acquired all of the outstanding shares of common stock of Pita King Bakeries International, Inc. (Pita King) making Pita King a wholly owned subsidiary of the Company. Pita King operated a retail bakery outlet in Everett, Washington which commenced operations in September of 2001.

On January 1, 2004, the original shareholders of Pita King and the management of the Company mutually agreed to dissolve their business relationship. See "Notes to Financial Statements," Note F.

The Company's main focus of business, commencing January 1, 2004, is the exploration of mining claims and mining properties. The Company has in accordance with guidelines of the Securities and Exchange Commission (SEC) appropriately disclosed that the company is considered and exploration stage company.

B.   SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation and Accounting Methods

     These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the fiscal year ended December 31, 2004 and the accounts of International Star, Inc., Qwik Track, Inc. and Pita King Bakeries International, Inc. (a wholly owned subsidiary) for the fiscal year ended December 31, 2003.

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

     12.  Statement of Cash Flows

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

     13.  Financial and Concentration Risk

     The Company does not have any concentration or related financial credit risk.


C.   EXPLORATION PROPERTIES INCREASED BY 20,000 ACRES

February 13, 2004 we acquired the exploration rights on 131 mineral claims (approximately 20,000 acres) surrounding our existing Detrital Wash property by entering into a mineral lease agreement with Associated Placer Group (APG). The lease required no cash or stock settlement; did not require any minimum royalty payments and charged a royalty of .025% of net smelter returns (NSR). The term of the lease was 20 years, renewable for an additional 20 years. Furthermore, the Company agreed to spend a minimum of $125,000 in exploration costs over a three-year period and to keep the claims in good standings by paying the Bureau of Land Management (BLM)"maintenance fees" during the three-year period.

D.   LOANS AND ADVANCES FROM COMPANY DIRECTORS

Company directors have from time to time advanced funds to the Company for the payment of operating expenses. These advances have been repaid in cash and through common stock of the Company. The amounts that were due to the Company directors for these advances was $0 and $49,392 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, directors of the Company contributed to capital amounts that totaled $73,892 as payment for the advances and accrued compensation that was owed to them.

The Company's President/CEO and Vice-President/COO charges the Company a management fee of $5,000 each per month, totaling $120,000 annually. A director of the Company is also compensated in the form of a management fee in the amount of $5,000 per month as the Director of Mineral Operations for the Company.

E.   COMMON STOCK

During the year ended December 31, 2003, the Company issued 9,133,500 shares of common stock for cash with the shares valued at a range of $0.01 to $0.10 per share. The Company also issued 14,857,990 shares of common stock for loans, cash advances, accrued management fees and interest valued at a range of $0.03 1/3 to $0.05 per share.

During the year ended December 31, 2004, the Company issued 6,281,515 shares of common stock for cash with the shares valued at a range of $0.05 to $0.11 per share. The Company also issued 2,140,000 shares of common stock for services rendered to the Company at $0.03 and $0.10 per share.

F.   ACQUISITION AND DIVESTITURE OF PITA KING BAKERIES INTERNATIONAL, INC.

On October 1, 2002, the Company issued 4,139,500 restricted shares of common stock to the shareholders of Pita King Bakeries International, Inc. (Pita King) and acquired all of the outstanding shares of Pita King. Pita King Bakeries International, Inc. (a Nevada corporation) is a wholly owned subsidiary, and the holding company for Pita King Ltd. (a Washington corporation). Pita King, Ltd. began operations as a retail bakery in Everett, Washington in September of 2001 and continues to operate as a retail bakery. The results of Pita King's operations for the fiscal year ended October 31, 2003 are included in the consolidated statement of operations.

Effective January 1, 2004, the original shareholders of Pita King and the management of the Company mutually agreed to dissolve their business relationship. Under terms of this dissolution, the original shareholders of Pita King returned 4,000,000 shares of common stock to the Company and Company agreed to forgive a $35,000 loan made to Pita King. The original shareholders of Pita King were allowed to retain 139,500 shares of the Company's common stock which they had received as part of the original purchase of Pita King. The Company has recognized a loss of $99,472 on the divestiture of Pita King.

G.  INVESTMENT IN QWIK TRACK, INC.

On October 15, 2001, Qwik Track, Inc. (Q-Track) was organized as a wholly owned subsidiary of International Star, Inc. Q-Track was to operate as a web-based service business providing the wagering enthusiast with thoroughbred handicapping, analytical data and statistical information for racetrack wagering over the Internet. Q-Track has not commenced principal operations and management halted developmental efforts in 2004 allowing us to focus our limited resources on the mineral properties.

H.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

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

The Company's future operating results will be substantially dependent upon the world market prices of Palladium, Platinum, Gold and Silver, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company may at times enter into forward sale contracts. The Company will continually evaluate the potential benefits of engaging in these strategies based on the then current market conditions. Counter parties as a result of its hedging activities may expose the Company to nonperformance. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price.

I.  NOTE PAYABLE

On October 28, 2003 management approved the acceptance of a Subscription Agreement and Loan Agreement between the Company and a Life Insurance Company. Under the terms of the agreement, the Life Insurance Company loaned $250,000 to the Company. This note carries an interest rate of 6% per annum with interest only payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006 and is secured by a mortgage of a 25% mineral interest in the Company's original 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona (see Note E Re-Establishing the Detrital Wash Project). This Life Insurance Company also purchased 7,663,500 shares of the Company's common stock at a value of $0.03 1/3 for a total purchase price of $250,000 (see Note H Common Stock). The Company is current on its obligations under this note and has paid all interest due on this note through December 4, 2004.

NOTE J - GOING CONCERN

The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company had developed a strategy which it believes will accomplish this objective through additional equity funding, long term financing, and payment of Company expenses by its officers, if needed, which will enable the Company to operate for the coming year.

Item 8  -  Changes in or Disagreements with Accountants

None.



Item 8A  -  Controls and Procedures

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

                                    PART III

ITEM 9  -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following is a list of our current directors and executive officers. Directors hold office for one year or until their successors are duly elected. Executive officers serve until resignation or removal, at the pleasure of the Board of Directors.

===========================================================================================
       Name                   Age         Position(s) held                 Service began
-------------------------- -------- ------------------------------------ -----------------
Robert L. Hawkins             60       President, CEO, Director            Sept. 2003(1)
Denny Cashatt                 57       Vice President, COO, Director       Sept. 2003
Dottie Wommack McNeely        48       Secretary, Treasurer                April 2004
Kamal Alawas                  54       Director of Mining Operations       Sept. 2003(2)
Hassan Alaeddine              49       Director                            Oct. 2004
Virginia Shehee               84       Director                            Jan. 2005 (3)
-----------------------------------------------------------------------------------------
1.   Mr. Hawkins also served as Secretary and Treasurer from June 2002 to
     September 2003, and as president of Qwik Track from October 2001.
2.   Mr. Alawas served as President and CEO from September 1999 to September
     2003.
3.   Service began subsequent to the period covered by this annual report.
===========================================================================================


     Robert L. Hawkins, age 60, President/CEO and Director, joined the Company in October of 2001 as a Director and President of Qwik Track, Inc. Prior to joining the Company, Mr. Hawkins was with International Business Machines for twenty-four years serving in various management and staff positions in Branch, District, Region and Corporate Offices. In the most resent five years Mr. Hawkins has served as Vice President of Development for QwikCap Corp and TurfClub.Com.

     Denny Cashatt, age 57, joined the Company after serving for the past two years as Vice President of Marketing - U.S. Operations for International Software Company of Paris, France. Prior to that he was Vice President of Winner's Edge, an information distribution company. Mr. Cashatt has extensive sales, marketing and project management experience in the field of computer software.

     Kamal Alawas, age 54, served as the Company's President/CEO for the preceding four years. Presently, he serves on the Board of Directors of Franklin Lake Resources, a publicly traded Nevada company (FKLR: BB).

     Hassan Alaeddine, age 49, with fifteen years experience in the bakery business co-founded Pita King Bakeries International, Inc in Everett, Washington.

     Virginia Kilpatrick Shehee, former State Senator of Louisiana and current President and CEO of Kilpatrick Life Insurance, joined the Board of Directors of International Star, Inc. effective January 5, 2005.

     Lynetta Hawkins, age 54, President/CEO's wife, for the interim period June 2002 through March 2004 served as the Company's Secretary and Treasurer. Mrs. Hawkins no longer serves in any capacity for International Star, Inc.

     Dottie Wommack McNeely, age 48, assumed the duties of Secretary/Treasurer as of April 1, 2004. Mrs. McNeely formerly served with Northeast Texas Community College as Administrative Assistant to the Vice-President of Administrative Services and as Associate Faculty in the Computer Science Department.

     No officer or director of the Company is or has been involved in any form of legal proceedings disclosable under this item.

Family Relationships

     For the interim period, October 1, 2002 through April 30, 2004 the President/CEO's wife served as the Company's Secretary and/or Treasurer. Mrs. Hawkins no longer serves in any capacity for International Star, Inc.

Audit Committee Financial Expert

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

Code of Ethics

     We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Upon request, we will provide a copy of our Code of Ethics to any person without charge. Requests should be submitted in writing to International Star, Inc.,
Attn: Shareholder Relations, 2266 Chestnut Bluffs, Henderson, NV 89052.

Compliance with Section 16(a) of the Exchange Act

     Based solely on a review of Forms 3, 4 and 5 furnished to us with respect to our most recent fiscal year, we believe that the following reports under
Section 16(a) of the Exchange Act with respect to our securities were not timely filed:

     Form 5 for Kamal Alawas for the fiscal year ended December 31, 2005 was not timely filed. However, the report has been filed as of the date of this Annual Report.

     Form 5 for Robert Hawkins for the fiscal year ended December 31, 2005 was not timely filed. However, the report has been filed as of the date of this Annual Report.

     Form 5 for Denny Cashatt for the fiscal year ended December 31, 2005 was not timely filed. However, the report has been filed as of the date of this Annual Report.

     Form 5 for Dottie Wommack-McNeely for the fiscal year ended December 31, 2005 was not timely filed. However, the report has been filed as of the date of this Annual Report.

     Form 5 for Virginia Sheehee for the fiscal year ended December 31, 2005 was not timely filed. However, Ms. Sheehee is aware of the oversight and expects to file the report shortly.

     Form 5 for Hassan Alaeddine for the fiscal year ended December 31, 2005 was not timely filed. However, Mr. Alaeddine is aware of the oversight and expects to file the report shortly.


ITEM 10 -- EXECUTIVE COMPENSATION.

     The Board of Directors granted key employees, officers and/or directors an Option to Purchase a certain number of shares of common stock of the Corporation. Options to Purchase an aggregate of 15,500,000 shares of the un-issued common stock of the Corporation for the option price of $0.10 per shares was approved by written consent of more than 51% of the registered shareholders in lieu of a meeting of shareholders, as authorized by NRS 78.320, by taking the written consents of shareholders holding a majority of the shares eligible to vote on such matters.

     Each of our present directors who is also an employee/officer receives no additional compensation for acting as a director or attending meetings.

     Since incorporation, no company officer's salary plus any form of additional compensation has exceeded $100,000 annually. The Summary Compensation Table following shows all forms of compensation paid to our Chief Executive Officer for the years indicated

                           SUMMARY COMPENSATION TABLE

==========================================================================================================================
                                                                             Long Term Compensation
                                                                  --------------------------------------------
                                       Annual Compensation                        Awards              Payouts
                                   ------------------------------ ---------------------------------- ----------
         (a)               (b)       (c)        (d)        (e)          (f)              (g)            (h)        (i)
                                   Salary     Bonus       Other     Restricted       Securities        LTIP     All Other
                                                          Annual    Stock Awards     Underlying        Payouts   Compen-
                                                          Compen-                   Options/SARs                 sation
                                                          sation
Name and Principle        Year        ($)        ($)        ($)         (#)              (#)            ($)        ($)
Position
------------------------- -------- ---------- ---------- -------- ---------------- ----------------- ---------- ----------
Robert Hawkins            2003     $60,000
President/CEO,            2004     $60,000    $18,000          0              0    5,500,000(3)
Director(1)
------------------------- -------- ---------- ---------- -------- ---------------- ----------------- ---------- ----------
Kamal Alawas
President/CEO,            2003     $60,000
Director(2)               2004     $60,000    $18,000                              3,500,000(4)
--------------------------------------------------------------------------------------------------------------------------
1.       Mr. Hawkins served as Secretary and Treasurer from June 2002 until September 2003.
2.       Since September 2003 Mr. Alawas has served as Director of Mining Operations.
3.       All options awarded December 2004, did not go into effect until January 1, 2005.
4.       Awarded as a signing/merit bonus upon completion of detailed objectives.
==========================================================================================================================


     Options or SARs were granted to officers, directors or employees during our most recent fiscal year. On December 10, 2004 after receiving a majority vote from the shareholders of International Star, an "Employee Stock Option Plan" was adopted and became effective January 1, 2005. The options will terminate on January 1, 2010.

     At December 31, 2004, there were no effective options or SARs held by our officers and directors. No options or SARs were exercised during our most recent fiscal year.


ITEM 11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information about beneficial ownership of our common stock as of February 1, 2005 by each officer and director, by any person or group who is known by us to own more than 5% of our common stock, and by the officers and directors as a group.

==============================================================================================
Title of            Name and Address of             Amount and Nature of        Percent of
 Class              of Beneficial Owner             Beneficial Ownership          Class
---------------- ---------------------------- ------------------------------ --------------
Common           Virginia K. Shehee              Direct       14,773,636(1)       17.1%
                 1818 Marshall St.
                 Shreveport, LA 71161
Common           Kamal Alawas                    Direct       12,681,508(2)       14.7%
                 52 Megan Dr
                 Henderson, NV 89074
Common           Robert L. Hawkins               Direct        9,197,612(3)       10.7%
                 52 Megan Dr
                 Henderson, NV 89074
Common           Denny Cashatt                   Direct        6,339,456(4)        7.4%
                 2266 Chestnut Bluffs
                 Henderson, NV 89052
Common           Dottie Wommack McNeely          Direct        1,183,334(5)        1.4%
                 2266 Chestnut Bluffs
                 Henderson, NV 89052
Common           Hassan Alaeddine                Direct          505,000(6)        0.6%
                 2210-37 Street
                 Everett, WA 98201
-------------------------------------------------------------------------------------------
                          Total All Officers/Directors        44,680,546          51.8%
-------------------------------------------------------------------------------------------
(1)  Includes shares beneficially owned by Kilpatrick Life Insurance Co., a privately owned company controlled by Mrs. Shehee. Includes 2,430,000 shares issuable upon exercise of warrants at $0.15, and 1,000,000 shares issuable upon exercise of options at $0.10 per share.
(2)  Includes 500,000 shares beneficially owned by Alawas Investments, Inc., a private investment company controlled by Mr. Alawas. Includes 3,500,000 shares issuable upon exercise of options at $0.10.
(3)  Includes 363,036 shares beneficially owned by Mr. Hawkins' spouse. Includes
     5,500,000 shares issuable upon exercise of options at $0.10.
(4)  Includes 4,500,000 shares issuable upon exercise of options at $0.10 per share. (5) Includes 500,000 shares issuable upon exercise of options at
     $0.10 per share. (6) Includes 500,000 shares issuable upon exercise of options at $0.10 per share.
============================================================================================


To our knowledge, each of the named shareholders exercises sole dispositive power over the indicated holdings. We know of no voting trusts or other arrangements respecting the voting rights of the shares.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Advances from Officers and Accrued Management Fees.

     From time to time we have covered our expenses by borrowing from our officers, and by accruing their business expenses and salaries. At December 31, 2004 accrued compensation and management fees totaled $14,000.

Office Space

     We rent office space from our current vice president, Denny Cashatt, to serve as our principle executive offices on a temporary basis. We pay Mr. Cashatt $600 per month on a month-to-month tenancy ($550 space rental and $50 utility allowance), with either party permitted to terminate on reasonable notice. The board of directors, with Mr. Cashatt declaring his interest in the transaction and abstaining from the vote, made a determination that the rental rate was competitive with comparable facilities available in the area, and that the arrangement was in the best interests of the company. The total amount paid to Mr. Cashatt for the year ending December 31, 2004 was $7,200.00.


ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

      Exhibit No.             Description
      -----------      -------------------------------------

          3.1          Articles of Incorporation(1)
          3.2          Bylaws(1)
           21          Subsidiaries
          31.1         Certification of CEO
          31.2         Certification of CFO
          32.2         Certification of CEO
          32.2         Certification of CFO

----------------------
1 Previously filed on EDGAR as the corresponding exhibit to our registration statement on Form 10SB-12G as of January 12, 2000, and incorporated herein by reference.


ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our principal accounting firm was Madsen and Associates, CPAs Inc. for the fiscal years ended December 31, 2004 and 2003. We paid fees to our accountants as indicated in the following table:

                                        Year ended December 31,
                                         2004             2003
                                     ------------    --------------

Audit and Quarterly Review Fees      $ 10,021.35     $       3,020
Audit-related Fees                             0                 0
Tax Fees                                       0                 0
All Other Fees                                 0                 0
                                     ============    ==============
                  Total Fees         $ 10,021.35     $       3,020

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INTERNATIONAL STAR INC.


  March 30, 2005                                  By: /s/ Robert L. Hawkins
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


/s/Robert L. Hawkins          President, Chief Executive         March 30, 2005
-------------------------     Officer, Director


/s/Denny Cashatt              Vice President, Chief Operating    March 30, 2005
-------------------------     Officer, Acting Chief Financial
                              Officer


/s/Dottie Wommack McNeely     Secretary, Treasurer,              March 30, 2005
-------------------------     Principal Accounting
                              Officer


/s/Kamal Alawas               Director of Mining                 March 30, 2005
-------------------------     Operations


/s/Virginia K. Shehee         Director                           March 30, 2005
-------------------------


/s/Hassan Alaeddine           Director                           March 30, 2005
-------------------------