Form 10QSB
period 2005-03-31
INTERNATIONAL STAR INC
filed 2005-05-16
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
             |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2005

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                  OF THE EXCHANGE ACT

                       For the transition period from _____ to _____

                       Commission file number: 000-28861
                                               ---------



                             INTERNATIONAL STAR INC.
      -------------------------------------------------------------------
           (Exact name of small business as specified in its charter)


                  NEVADA                                86-0876846
      ---------------------------------           ----------------------
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)               Identification No.)


            2266 Chestnut Bluffs, Henderson, NV, Henderson, NV 89052
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (702) 897-5338
 -----------------------------------------------------------------------------
                           (Issuer's telephone number)



 ------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|    No |_|


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.   Yes [ ]      No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          The Company had 196,696,043 shares of common stock outstanding at May 5, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]    No  |X|

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The following unaudited financial statements of International Star Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2004. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2005 and its results of operations and its cash flows for the three months ended March 31, 2005.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                ASSETS

                                                                 March 31,      December 31,
                                                                   2005             2004
                                                             --------------   --------------

Current Assets:
             Cash                                            $      72,769    $     200,266
             Prepaid expenses                                            -           54,000
                                                             --------------   --------------
                                      Total Current Assets          72,769          254,266

Mineral Assets:
                                                             --------------   --------------
                                      Total Mineral Assets               -                -


Fixed Assets (Net of Depreciation)                                  31,964           33,578

                                              Total Assets   $     104,733    $     287,844
                                                             ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable and accrued interest                   $      22,115    $       1,275
                                                             --------------   --------------
                                 Total Current Liabilities          22,115            1,275

Long-term Liabilities:
     Note Payable                                                  250,000          250,000
                                                             --------------   --------------
                               Total Long-term Liabilities         250,000          250,000

Stockholders' Equity (Deficit):
Preferred stock, undesignated par value; authorized
     20,000,000 shares, no shares issued and outstanding
     Common Stock, $.001 par value; authorized
           780,000,000 shares; issued and outstanding
           197,035,857 and 193,286,223 at March 31, 2005
           and December 31, 2004, respectively.             $      197,036    $      64,430
     Paid-In Capital                                             3,015,393        3,015,787
     Accumulated Deficit                                        (3,379,811)      (3,043,648)
                                                             --------------   --------------
                      Total Stockholders' Equity (Deficit)        (167,382)          36,569

                Total Liabilities and Stockholders' Equity   $     104,733    $    (287,844)
                                                             ==============   ==============


               See accompanying notes to the financial statements.

                             INTERNATIONAL STAR INC.
                                AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     From January 1, 2004
                                                   Three Months      Three Months     (Date of inception
                                                      Ended             Ended        of exploration stage)
                                                  March 31, 2005    March 31, 2004     to March 31, 2005
                                                  ---------------   --------------   ---------------------

Revenue:                                          $                 $                  $
                                                  ---------------   --------------   ---------------------
                                   Total Revenue               -                -                       -

Gross Profit                                      $            -    $           -      $                -

 Expenses:
     Mineral exploration costs                           179,677          110,370                 410,822
     Interest expense                                      3,750            3,750                  33,027
     Professional fees                                     8,847           16,843                  96,660
     Compensation & management fees                       99,915           60,000                 596,742
     Depreciation & amortization                           1,614              399                   4,473
     General & administrative                             42,360           33,695                  84,734
                                                  ---------------   --------------   ---------------------
                                  Total Expenses        (336,163)         225,057               1,226,458

                      Net (loss) from operations  $     (336,163)        (225,057)             (1,226,458)

Other Income (Expense):
     Loss on divestiture of subsidiary
                                                               -          (43,370)                (99,472)
                                                  ---------------   --------------   ---------------------
                                      Net (loss)        (336,163)        (268,427)             (1,325,930)

                         Weighted Average Shares
                        Common Stock Outstanding     194,986,233      180,400,545
                                                  ===============   ==============

                       Net Loss Per Common Share
                      (Basic and Fully Dilutive)          (0.00)           (0.00)
                                                  ===============   ==============


               See accompanying notes to the financial statements.

                             INTERNATIONAL STAR INC.
                                AND SUBSIDIARIES
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         From January 1, 2004
                                                     Three Months       Three Months    (date of inception of
                                                        Ended              Ended        exploration stage) to
                                                    March 31, 2005     March 31, 2004        March 31, 2005
                                                   ----------------   ----------------    ------------------
Cash Flows Used in Operating Activities:
     Net Loss                                      $      (336,163)   $      (268,427)     $     (1,325,930)
     Adjustments to reconcile net (loss) to net
cash provided
            by operating activites:
     Depreciation & Amortization
                                                             1,614                399                 4,473
     Loss in divestiture of subsidiary
                                                                 -             43,370                99,472
     Common stock issued for services
                                                                 -                  -                74,000
                                                   ----------------   ----------------    ------------------
                  Net Cash used in Operations             (334,549)          (224,658)           (1,147,985)

Changes to Operating Assets and Liabilities:
     (Increase) decrease in Accounts Receivable
         and Prepaids                                       54,000              5,450                79,792
     (Increase) decrease in inventories                          -                  -                63,812
     (Increase) decrease in other assets                         -                  -                95,474
     (Decrease) increase in accounts payables
         and accrued interest                               20,840             (6,619)               (9,853)
     (Decrease) increase in accrued liability                    -              9,000               (44,474)
                                                   ----------------   ----------------    ------------------
     Cash Flows Used in  Operating Activities             (259,709)          (216,827)             (963,234)

Cash Flows from Investing Activities:
     Purchase of fixed assets                                    -                  -               (29,355)
                                                   ----------------   ----------------    ------------------
         Cash Flows from Investing Activities                    -                  -               (29,355)

Cash Flows from Financing Activities:
     Proceeds from sale of common stock                    132,212              7,375               701,212
                                                   ----------------   ----------------    ------------------
         Cash Flows from Financing Activities              132,212              7,375               701,212

              Net Increase (Decrease) in Cash             (127,497)          (209,452)             (291,377)

                  Cash at Beginning of Period              200,266            364,146               364,146
                                                   ----------------   ----------------    ------------------

                        Cash at End of Period      $        72,769    $       154,694      $         72,769
                                                   ================   ================    ==================



               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005

A.   BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the three months ended March 31, 2005 and 2004 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation and Accounting Methods

     These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the three months ended March 31, 2005 and 2004.

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

     13.  Financial and Concentration Risk

     The Company does not have any concentration or related financial credit risk


C.  DIVESTITURE OF PITA KING BAKERIES INTERNATIONAL, INC.

Effective January 1, 2004, the original shareholders of Pita King Bakeries, International Inc. and the management of International Star, Inc. (the Company) mutually agreed to dissolve their business relationship. Under terms of this dissolution, the original shareholders of Pita King Bakeries International, Inc. returned 4,000,000 shares of common stock to the Company and the Company agreed to forgive a $35,000 loan made to Pita King Bakeries International, Inc. The original shareholders of Pita King Bakeries International, Inc. were allowed to retain 139,500 share of the Company's common stock which they had received as part of the original purchase of Pita King Bakeries International, Inc. by the Company. The Company has recognized a loss of $99,472 on the divestiture of Pita King Bakeries International, Inc.


D.   Common Stock

On February 18, 2005, the Company adopted a plan for a 3:1 forward split of its common stock. As a result of this plan, the shareholders of record of the Company as of February 22, 2005 received three shares of the Company's common stock in exchange for one share. The Company increased its authorized common shares to 780,000,000 at $0.001 par value. The Company also authorized 20,000,000 shares of undesignated preferred stock. The weighted average shares outstanding and net loss per common share have been compiled as if the forward split had occurred at inception of the Company. The total outstanding shares of common stock prior to the forward split were 64,428,741 and after the 3:1 forward split the total number of shares outstanding were 193,286,223.

Item 2  -  Management's Discussion and Analysis or Plan of Operation

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

         During the three months ending on March 31, 2005, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933.

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

===============================================================================
                                                                     Number of
     Date Issued            Class           Amount      Price       Purchasers
----------------------- ----------------- --------- ---------- --- ------------

January 27, 2005        Common Stock       193,098      $0.15  (1)      2
February 11, 2005       Common Stock       257,073      $0.15  (1)      1
February 18, 2005       Common Stock       509,306     $0.049  (1)      1
March 23, 2005          Common Stock       500,000      $0.10  (1)      1

-------------------------------------------------------------------------------
(1) Issued for cash
===============================================================================


Item 3  -  Defaults Upon Senior Securities

         None.

Item 4  -  Submission of Matters to a Vote of Security Holders

         None.

Item 5  -  Other Information

     On February 18, 2005, the Company adopted a plan for a 3:1 forward split of its common stock. As a result of this plan, the shareholders of record of the Company as of February 22, 2005 received three shares of the Company's common stock in exchange for one share. The Company increased its authorized common shares to 780,000,000 at $0.001 par value. The Company also authorized 20,000,000 shares of undesignated preferred stock. The weighted average shares outstanding and net loss per common share have been compiled as if the forward split had occurred at inception of the Company. The total outstanding shares of common stock prior to the forward split were 64,428,741 and after the 3:1 forward split the total number of shares outstanding were 193,286,223.


Item 6  -  Exhibits and Reports on Form 8-K

         We filed the following Current Reports on Form 8-K during the period:

         Date              Item(s)

       01-05-05            Item 7
       02-10-05            Item 8
       02-16-05            Item 9, Item 10
       02-18-05            Item 11
       03-25-05            Item 12

         The following exhibits are filed with this quarterly report:

         Ex. 31.1 Certification of CEO
         Ex. 31.2 Certification of CFO
         Ex. 32.1 Certification of CEO
         Ex. 32.2 Certification of CFO






                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERNATIONAL STAR INC.


May 16, 2005                                /s/ Robert L. Hawkins
------------------                          ---------------------------------
Dated                                       President