Form 10QSB
period 2005-06-30
INTERNATIONAL STAR INC
filed 2005-08-15
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


             (Mark One)
             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                  OF THE EXCHANGE ACT


                   For the transition period from _______ to _________


                        Commission file number 000-28861
                                               ---------


                             INTERNATIONAL STAR INC.
 ------------------------------------------------------------------------------
           (Exact name of small business as specified in its charter)


             NEVADA                                        86-0876846
----------------------------------------         ------------------------------
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                      Identification No.)


            2266 Chestnut Bluffs, Henderson, NV, Henderson, NV 89052
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (702) 897-5338
 ------------------------------------------------------------------------------
                           (Issuer's telephone number)



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

          The Company had 197,918,543 shares of common stock outstanding at June 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No |X|

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

     The following unaudited financial statements of International Star Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2004. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2005 and its results of operations and its cash flows for the six months ended June 30, 2005.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                             June 30, 2005    December 31, 2004
Current Assets:                                              -------------    -----------------
             Cash                                            $      30,480       $     200,266
             Prepaid expenses                                                           54,000
                                                                         -
Total Current Assets                                                30,480             254,266

Fixed Assets (Net of Depreciation)                                  30,350              33,578
                                                             -------------      --------------
Total Assets                                                 $      60,830       $     287,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable and accrued interest                   $      33,888       $       1,275
                                                             -------------      --------------
Total Current Liabilities                                    $      33,888       $       1,275


Long-term Liabilities:
     Note Payable                                                  250,000             250,000
Total Long-term Liabilities                                        250,000             250,000

Stockholders' Equity (Deficit):
Preferred stock, undesignated par value; authorized
     20,000,000 shares, no shares issued and outstanding
     Common Stock, $.001 par value; authorized
           780,000,000 shares; issued and outstanding        $     199,371       $     193,286
       199,370,437 and 193,286,223 at June 30, 2005 and
       December 31, 2004, respectively
     Paid-In Capital                                             3,211,767           2,886,931
     Accumulated Deficit                                        (3,634,196)         (3,043,648)
Total Stockholders' Equity (Deficit)                              (223,058)             36,569
                                                             -------------       -------------
Total Liabilities and Stockholders' Equity                   $      60,830       $     287,844
                                                             =============       =============


               See accompanying notes to the financial statements.

                             INTERNATIONAL STAR INC.
                                AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     From January
                                                                                                                        1, 2004
                                                                                                                      (Date of
                                                                                                                     inception of
                                           Six Months         Six Months        Three Months      Three Months    exploration stage)
                                              Ended              Ended              Ended             Ended          to June 30,
                                          June 30, 2005      June 30, 2004      June 30, 2005     June 30, 2004         2005
                                          -------------      -------------      -------------     -------------      -------------

Revenue:                                  $           -      $           -      $           -     $           -      $           -
                                          -------------      -------------      -------------     -------------      -------------
Total Revenue
                                                      -                  -                  -                 -                  -
Gross Profit
                                          $           -      $           -      $           -      $          -      $           -

 Expenses:
     Mineral exploration costs                  274,712            161,600             95,035            51,230            505,857
     Interest expense                             7,500              8,569              3,750             4,819             36,777
     Professional fees                           16,073             20,942              7,226             4,099            103,886
     Compensation & management fees             216,576            126,500            116,661            66,500            713,403
     Depreciation & amortization                  3,228                798              1,614               399              6,087
     General & administrative                    72,459             42,630             30,099             8,935            114,833
                                          -------------      -------------      -------------     -------------      -------------
Total Expenses                                  590,548            361,039            254,385           135,982          1,480,843

                                          -------------      -------------      -------------     -------------      -------------
Net (loss) from operations                $    (590,548)     $     (43,370)     $    (254,385)    $    (135,982)     $  (1,480,843)


Other Income (Expense):
     Loss on divestiture of subsidiary                -                  -                  -                 -            (99,472)

                                          -------------      -------------      -------------     -------------      -------------
Net (loss)                                     (590,548)          (404,409)          (254,385)         (135,982)        (1,580,315)
                                          =============      =============      =============     =============      =============

Weighted Average Shares
   Common Stock Outstanding                 195,874,356        170,114,478        196,318,418       171,852,273
                                          =============      =============      =============     =============      =============

Net Loss Per Common Share
   (Basic and Fully Dilutive)                     (0.00)             (0.00)             (0.00)            (0.00)
                                          =============      =============      =============     =============      =============


                See accompanying notes to financial statements.

                             INTERNATIONAL STAR INC.
                                AND SUBSIDIARIES
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                     From January
                                                                                                                        1, 2004
                                                                                                                      (Date of
                                                                                                                     inception of
                                           Six Months         Six Months        Three Months      Three Months    exploration stage)
                                              Ended              Ended              Ended             Ended          to June 30,
                                          June 30, 2005      June 30, 2004      June 30, 2005     June 30, 2004         2005
                                          -------------      -------------      -------------     -------------      -------------

Cash Flows Used in Operating Activities:

     Net Loss                             $    (590,548)     $    (404,409)     $    (254,385)    $    (135,982)     $  (1,580,315)

     Adjustments to reconcile net (loss)
     to net cash provided by operating
     activities:

     Depreciation & Amortization                  3,228                798              1,614               399              6,087
     Loss on divestiture of subsidiary                -             43,370                  -                 -             99,472
     Common stock issued for services                 -                  -                  -                 -             74,000

Changes to Operating Assets and Liabilities:

     (Increase) decrease in Accounts
         Receivable and Prepaids                 54,000              5,450                  -                 -             79,792
     (Increase) decrease in inventories               -                  -                  -                 -             63,812
     (Increase) decrease in other assets              -                  -                  -                 -             95,474
     (Decrease) increase in accounts
         payable and accrued interest            32,613            (18,473)            11,773           (11,854)             1,920
     (Decrease) increase in accrued
         liability                                    -             10,000                  -             1,000            (44,474)
  Cash Flows Used in  Operating Activities     (500,707)          (363,264)          (240,998)         (146,437)        (1,204,232)

Cash Flows from Investing Activities:
     Purchase of fixed assets                         -                  -                  -                 -            (29,355)
Cash Flows from Investing Activities
                                                      -                  -                  -                 -            (29,355)
Cash Flows from Financing Activities:
     Proceeds from sale of common stock         330,921            122,375            198,709           115,000            899,921
  Cash Flows from Financing Activities          330,921            122,375            198,709           115,000            899,921
  Net Increase (Decrease) in Cash              (169,786)          (240,809)           (42,289)          (31,437)          (333,666)


  Cash at Beginning of Period             $     200,266      $     364,146      $      72,769     $     154,694      $     364,146
                                          =============      =============      =============     =============      =============

Cash at End of Period                     $      30,480      $     123,257      $      30,480     $     123,257      $      30,480
                                          =============      =============      =============     =============      =============

Supplemental non-cash financing activities:
     Cancellation of 4,000,000 shares
     originally issued to acquire Pita King
     Bakery International                                         (236,000)                                               (236,000)

                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2005

A.   BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the six and three months ended June 30, 2005 and 2004 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of operations and cash flows for the six and three months ended June 30, 2005 and 2004.

The results of operations for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

1.   Principles of Consolidation and Accounting Methods

     These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the six and three months ended June 30, 2005 and 2004.

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

     We are an exploration stage company with no reserves or mining operations. We intend to focus on rising the funding necessary for further exploration on the Detrital Wash property. We believe the results of the limited sampling conducted in 1998 by AuRic Metallurgical Laboratories and completion of surface sampling program conducted by Kokanee Placer Ltd. warrant further investigation of the mineral potential of that property. In April of 2005, Zereko Nevada conducted a surface drilling program yielding sixty-eight samples on the Detrital Wash property from April 3, 2005 through April 7, 2005. Results of the sampling drilling program were consistent with previous samplings and indicated the need for further testing. During August, 2005, International Star will enter into a drilling and sample testing contract with RMC, Ltd, for six holes to be drilled to a depth of 100 feet, and samples taken every 10 foot. Permits for the drilling program have been issued, and the Surety Bond has been paid to the BLM. Results of this testing will determine whether more testing is required (i.e., developing a Proven Reserve), or if the property is viable for going directly into production.

     During 2005 we have secured additional funding through private placements of our common stock. Kilpatrick Life Insurance Co. and associated individuals from Shreveport, Louisiana purchased an additional 6,466,667 shares of our common stock for $146,000. Additionally, we secured funding through private placements in the amount of $360,922 for 5,084,478 shares of our common stock, for a total of $506,922 secured for 11,551,145 shares of common stock for the year.

     We have no credit lines or other sources of cash. We believe our current cash is sufficient to sustain our administrative overhead over the next several months, and to commence some exploration operations on our Detrital Wash and Wikieup properties. We will continue to pursue means to expand our exploration activities, either by seeking additional capital through loans or private placements of our securities, or possibly entering joint venture arrangements with one or more substantial companies. However, there are no arrangements now in place to further fund the company by any of these means, and the outcome of the discussions with other entities cannot be predicted. If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diminished (i.e., "diluted").


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

     During the three months ending on June 30, 2005, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933.

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

===============================================================================
                                                                    Number of
     Date Issued                Class        Amount      Price      Purchasers
==================== ===================== ========== ============ ============

April 5, 2005        Common Stock            833,334     $0.12(1)        3

April 12, 2005       Common Stock            166,667     $0.12(1)        1

May 24, 2005         Common Stock            975,000     $0.06(1)        6

June 1, 2005         Common Stock            150,000     $0.066(1)       1

-------------------------------------------------------------------------------
(1) Issued for cash
===============================================================================


Item 3  -  Defaults Upon Senior Securities

         None.

Item 4  -  Submission of Matters to a Vote of Security Holders

         None.

Item 5  -  Other Information

     On May 13, 2005, at a called Board of Directors meeting of International Star, Inc., President and CEO, Robert L. Hawkins asked the be relieved of his duties as President and CEO of International Star for personal reasons. The Board complied with the request and Denny Cashatt was elected as President and CEO, with Robert L. Hawkins accepting the position of Vice-President.

     On August 5, 2005, at a called Board of Directors meeting, Robert L. Hawkins announced that he had requested and received a 45 day medical leave of absence effective immediately. Sighting personal issues, Robert L. Hawkins offered his resignation as an Office and Director of International Star until he could effectively return to an active position with the Company. The Board accepted Hawkins resignation and elected to fill the vacant seat on the Board with Mr. Joe Therrell, Jr., of Shreveport, Louisiana, for the remainder of the term.

Item 6  -  Exhibits and Reports on Form 8-K

     We filed the following Current Reports on Form 8-K during the period:

         Date              Item(s)

        05-16-05           Item 7
        05-31-05           Item 8
        07-21-05           Item 9


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


                                                INTERNATIONAL STAR INC.


August 15, 2005                                 /s/ Denny Cashatt
-------------------                             ------------------------------
Dated                                           President