Form 10QSB
period 2005-09-30
INTERNATIONAL STAR INC
filed 2005-11-04
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission file number 000-28861


                            INTERNATIONAL STAR, INC.
--------------------------------------------------------------------------------
           (Exact name of small business as specified in its charter)


                 NEVADA                                     86-0876846
--------------------------------------------------------------------------------
      (State or other jurisdiction                        (IRS Employer
    of incorporation or organization)                  Identification No.)


                   2266 Chestnut Bluffs, Henderson, NV, 89052
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (702) 897-5338
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                           changed since last report)

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

Check whether the registrant filed all documents and reports required to be file by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               The Company had 205,885,210 shares of common stock
                       outstanding at September 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2004. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2005 and its results of operations and its cash flows for the three months and nine months ended September 30, 2005.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 September 30,  December 31,
                                                                     2005          2004
                                                                 -----------    -----------
ASSETS
Current Assets:
      Cash                                                       $    70,466    $   200,266
      Prepaid expenses                                                    --         54,000
Total Current Assets                                                  70,466        254,266
Fixed Assets (Net of Depreciation)                                    28,736         33,578
Total Assets                                                     $    99,202    $   287,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
      Accounts payable and accrued interest                      $    49,429    $     1,275
      Accrued expenses                                                16,239             --
Total Current Liabilities                                             65,668          1,275
Long-term Liabilities:
      Note Payable                                                   250,000        250,000
Total Long-term Liabilities                                          250,000        250,000
Stockholders' Equity (Deficit):
Preferred stock, undesignated par value; authorized
  20,000,000 shares, no shares issued and outstanding
      Common Stock, $.001 par value; authorized
        780,000,000 shares; issued and outstanding 207,337,104
        and 193,286,223 at September 30, 2005 and
        December 31, 2004, respectively                          $   207,338    $   193,286
      Paid-In Capital                                              3,379,800      2,886,931
      Accumulated Deficit                                         (3,803,604)    (3,043,648)
Total Stockholders' Equity (Deficit)                                (216,466)        36,569
Total Liabilities and Stockholders' Equity                       $    99,202    $   287,844

               See accompanying notes to the financial statements.

                             INTERNATIONAL STAR INC.
                                AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             From January 1,
                                                                                                                  2004
                                                                                                                (Date of
                                           Nine Months      Nine Months     Three Months     Three Months      inception of
                                              Ended            Ended            Ended            Ended      exploration stage)
                                          September 30,    September 30,    September 30,    September 30,   to September 30,
                                              2005             2005             2005             2005             2005
                                          -------------    -------------    -------------    -------------    -------------
Revenue:                                  $          --    $          --    $          --    $          --    $          --
Total Revenue                                        --               --               --               --               --
Gross Profit                              $          --    $          --    $          --    $          --    $          --
Expenses:
      Mineral exploration costs                 323,516          189,979           48,804           28,379          554,661
      Interest expense                           11,250           11,363            3,750            2,794           40,527
      Professional fees                          18,735           43,462            2,662           22,520          106,548
      Compensation & management fees            305,369          246,500           88,793          120,000          802,196
      Depreciation & amortization                 4,842            1,197            1,614              399            7,701
      General & administrative                   96,244           56,186           23,785           13,556          138,618
Total Expenses                                  759,956          548,687          169,408          187,648        1,650,251
Net (loss) from operations                $    (759,956)   $    (548,687)   $    (169,408)   $    (187,648)      (1,650,251)
Other Income (Expense):
      Loss on divestiture of subsidiary              --          (43,370)              --               --          (99,472)
Net (loss)                                     (759,956)        (592,057)        (169,408)        (187,648)      (1,749,723)
Weighted Average Shares
  Common Stock Outstanding                  197,618,615      173,198,694      204,681,548      177,366,222
Net Loss Per Common Share
  (Basic and Fully Dilutive)                      (0.00)           (0.00)           (0.00)           (0.00)

                See accompanying notes to financial statements.

                             INTERNATIONAL STAR INC.
                                AND SUBSIDIARIES
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                     From January 1,
                                                                                                                          2004
                                                                                                                        (date of
                                                                                                                       inception of
                                                   Nine Months      Nine Months     Three Months     Three Months      exploration
                                                      Ended            Ended            Ended            Ended          stage) to
                                                  September 30,    September 30,    September 30,    September 30,    September 30,
                                                      2005             2005             2005             2005             2005
                                                  -------------    -------------    -------------    -------------    -------------
Cash Flows Used in Operating Activities:
      Net Loss                                    $    (759,956)   $    (592,057)   $    (169,408)   $    (187,648)   $  (1,749,723)
      Adjustments to reconcile net (loss) to
        net cash provided by operating activites:
      Depreciation & Amortization                         4,842            1,197            1,614              399            7,701
      Loss in divestiture of subsidiary                      --           43,370               --               --           99,472
      Common stock issued for services                       --           60,000               --           60,000           74,000
Changes to Operating Assets and Liabilities:
      (Increase) decrease in Accounts Receivable
        and Prepaids                                     54,000            5,450               --               --           79,792
      (Increase) decrease in inventories                     --               --               --               --           63,812
      (Increase) decrease in other assets                    --               --               --               --           95,474
      (Decrease) increase in accounts payables
        and accrued interest                             48,154            4,189           15,541           22,362           17,461
      (Decrease) increase in accrued liability           16,239           (2,300)          16,239          (12,000)         (28,235)
Cash Flows Used in Operating Activities                (636,721)        (480,151)        (136,014)        (116,887)      (1,340,246)
Cash Flows from Investing Activities:
      Purchase of fixed assets                               --               --               --               --          (29,355)
Cash Flows from Investing Activities                         --               --               --               --          (29,355)
Cash Flows from Financing Activities:
      Proceeds from sale of common stock                506,921          122,375          176,000               --        1,075,921
Cash Flows from Financing Activities                    506,921          122,375          176,000               --        1,075,921
Net Increase (Decrease) in Cash                        (129,800)        (357,776)          39,986         (116,887)        (293,680)
Cash at Beginning of Period                             200,266          364,146           30,480          123,257          364,146
Cash at End of Period                             $      70,466    $       6,370    $      70,466    $       6,370    $      70,466
Supplemental non-cash financing activites:
      Cancellation of 4,000,000 shares
        origianlly issued to acquire Pita
        King Bakery International                                       (236,000)                                          (236,000)
      Capital contributed for payment of interest                          7,500                                              7,500

                See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2005

A. BASIS OF PRESENTATION

The interim financial statements of International Star, Inc. and Subsidiaries ("we", "us", or the "Company") for the nine and three months ended September 30, 2005 and 2004 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of operations and cash flows for the nine and three months ended September 30, 2005 and 2004.

The results of operations for the nine and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results for a full year period.

B. SIGNIFICANT ACCOUNTING POLICIES

1.    Principles of Consolidation and Accounting Methods

      These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the nine and three months ended September 30, 2005 and 2004.

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

13.   Financial and Concentration Risk

      The Company does not have any concentration or related financial credit risk

C. Common Stock

On February 18, 2005, our Board of Directors approved a 3:1 forward split of its common stock. As a result of this plan, the shareholders of record of the Company as of February 22, 2005 received three shares of the Company's common stock in exchange for one share. The Company increased its authorized common shares to 780,000,000 at $0.001 par value. The Company also authorized 20,000,000 shares of undesignated preferred stock. The weighted average shares outstanding and net loss per common share have been compiled as if the forward split had occurred at inception of the Company. The total outstanding shares of common stock prior to the forward split were 64,428,741 and after the 3:1 forward split the total number of shares outstanding were 193,286,223.

Item 2 - Management's Discussion and Analysis or Plan of Operation

We are an exploration stage company with no reserves or mining operations. Since 1998 we have been embarked on the acquisition of mineral claims, principally in Mohave County, Arizona. We are currently focusing on raising the funding necessary for further exploration on our Detrital Wash property, located near Marker 22 in Mohave County. We believe the results of the limited sampling conducted in 1998 by AuRic Metallurgical Laboratories and completion of surface sampling program conducted by Kokanee Placer Ltd. warrant further investigation of the mineral potential of that property. In April of 2005, Zereko Nevada conducted a surface drilling program yielding sixty-eight samples on the Detrital Wash property from April 3, 2005 through April 7, 2005. Results of the sampling drilling program were consistent with previous samplings and indicated the need for further testing. During September, 2005, International Star entered into a drilling and sample testing contract with RMC, Ltd. for six holes to be drilled to a depth of 100 feet, and samples taken every 10 foot. Permits for the drilling program were issued, and the Surety Bond was paid to the BLM. Results of this testing were revealed in a press release on October 4, 2005. Those results will determine whether more testing is required (i.e., developing an inferred reserve), or if the property is viable for going directly into production. We cannot at this time state or guarantee what, if anything, these results might yield.

Despite our history as a mineral exploration company, we have attempted other business ventures in our recent past. In October 2002, we acquired Pita King Bakeries International, Inc. ("PKBI"). On February 4, 2004 we announced a reorganization of the business and management of our company, and on June 1, 2004, we divested our interest in the PKBI subsidiary by selling the company back to its original shareholders, who mutually agreed with us to terminate our business relationship. Under terms of this dissolution, the original shareholders of PKBI returned 4,000,000 shares of our common stock, and we agreed to forgive a $35,000 loan made to PKBI. The original shareholders of PKBI were further allowed to retain 139,500 share of our common stock which they had received as part of our original purchase of that subsidiary. We recognized a loss of $99,472 on the divestiture of PKIB, but the reorganization helped us focus on our core business of the acquisition and exploration of mineral claims.

During 2005 we secured additional funding through private placements of our common stock. Kilpatrick Life Insurance Co. and associated individuals from Shreveport, Louisiana purchased 6,466,667 shares of our common stock for $146,000. Additionally, we secured funding through private placements in the amount of $360,922 for 5,084,478 shares of our common stock, for an aggregate raise of $506,922 in consideration for 11,551,145 shares of our common stock.

We have no credit lines or other sources of cash. We believe our current cash is sufficient to sustain our administrative overhead over the next several months, and to commence some limited exploration operations on our Detrital Wash and Wikieup properties. However, in order for us to significantly increase our exploration and acquisition activities, or to commence any type of production work, we will need to attract substantial additional capital through investment or other means. We currently plan to continue to pursue capital to expand our existing exploration activities, either through loans or private placements of our securities, or possibly entering joint venture arrangements with one or more substantial companies. However, there are no arrangements now in place to further fund our activities by any of these means, and the outcome of the discussions with other entities cannot be predicted. If we raise capital by selling our capital stock, the proportionate ownership of existing shareholders will be diluted, potentially substantially.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

      During the three months ending on September 30, 2005, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933.

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

================================================================================
                                                                     Number of
   Date Issued              Class             Amount        Price    Purchasers
================================================================================
August 8, 2005           Common Stock       6,065,000      $0.02(1)      6
--------------------------------------------------------------------------------
August 10, 2005          Common Stock         235,000      $0.02(1)      1
--------------------------------------------------------------------------------
August 11, 2005          Common Stock       1,666,667      $0.03(1)      1
--------------------------------------------------------------------------------
(1) Issued for cash
================================================================================

Item 3 - Defaults Upon Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      None.

Item 5 - Other Information

On July 21, 2005, International Star, Inc., announced the return to OTCBB listing status. In May of 2003, International Star (listed as ISRI on the OTCBB) was D-listed for failure to file timely reports with the SEC (Securities Exchange Commission). Since that time, International Star was listed for trading on the Pink Sheets as ISRI.PK until receiving a symbol change in February of 2005 to ILST.PK. Following the reorganization of the management team for International Star in January of 2004, STAR returned to a status of current filing with the SEC in July of 2004. In April of 2005, Propalo Enterprises started the due diligence process necessary to complete the Form 211 application which was filed in June of 2005. International Star is currently listed on the OTCBB as ILST.OB.

On September 1, 2005, the Board of Directors initiated a certified proxy vote for members of the Board of Directors for 2005 - 2006. The voting was facilitated by STALT, Inc. the duly authorized transfer agent and registrar for International Star, Inc., with the assistance of ADP Investor Communications Services. Results of the election were submitted to International Star on October 19, 2005, and promptly recorded with the Nevada Secretary of State. As a result of the election, the Board of Directors of International Star, Inc. consist of; Virginia K. Shehee, Denny Cashatt, Kamal Alawas, and Joe Therrell, Jr.

Item 6 - Exhibits

Exhibit
No.         Description
-------     -----------

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNATIONAL STAR INC.


Dated: November 3, 2005                   /s/ Denny Cashatt
                                          --------------------------------------
                                          President and Chief Executive Officer
                                          (PRINCIPAL EXECUTIVE OFFICER)


Dated: November 3, 2005                   /s/ Dottie Wommack McNeely
                                          --------------------------------------
                                          Acting Chief Financial Officer
                                          (PRINCIPAL ACCOUNTING OFFICER)