Form 10KSB
period 2005-12-31
INTERNATIONAL STAR INC
filed 2006-04-14
CIK 1100788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

|_| Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        Commission file number: 000-26017

                            INTERNATIONAL STAR, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                NEVADA                                86-0876846
      ---------------------------           -------------------------------
     (State or other jurisdiction          (IRS Employer Identification No.)
   of incorporation or organization)

            2405 Ping Drive
          Henderson, NV 89074                          89074
 --------------------------------------               --------
(Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (702) 897-5338 Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year ended December 31, 2005, was $0.

Based on the closing sale price of $0.045 on December 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,124,566.56

As of March 31, 2006, there were 214,577,710 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            INTERNATIONAL STAR, INC.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2005

                                TABLE OF CONTENTS

PART I.......................................................................  1
ITEM 1.  BUSINESS............................................................  2
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................  7
   ITEM 3.  LEGAL PROCEEDINGS................................................ 10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 10
PART II...................................................................... 11
   ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
             SMALL ISSUER PURCHASES OF EQUITY SECURITIES.......... 11
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION...... 16
   ITEM 7.  FINANCIAL STATEMENTS............................................. 21
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE............................................ 32
      ITEM 8A.  CONTROLS AND PROCEDURES...................................... 32
      ITEM 8B.  OTHER INFORMATION............................................ 32
PART III..................................................................... 33
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............... 33
   ITEM 10. EXECUTIVE COMPENSATION........................................... 36
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 37
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 39
   ITEM 13. EXHIBITS......................................................... 39

                                     PART I

                           FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact on our ability to conduct our own business operations.

Forward-looking statements that we make, or that are made by others on our behalf with our knowledge and express permission, are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

Our Background and Business Development

International Star, Inc. ("us", "we", "our" or the "Company") was organized under the laws of the State of Nevada on October 28, 1993 as Mattress Showrooms, Inc. In 1997, we changed our corporate name to International Star, Inc. and became engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems. Despite our efforts, we were unable to develop this business beyond the start-up stage. Following our unsuccessful venture in waste management, in 1998, we refocused our business efforts on mineral exploration. Currently, we are primarily engaged in the acquisition and exploration of precious metals mineral properties. Since 1998, we have examined various mineral properties prospective for precious metals and minerals and have acquired interests in those we believe may contain precious metals and minerals. Our properties are located in Arizona. We have not established that any of our properties contain reserves. A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Further exploration will be needed before a final determination can be made whether any property is economically and legally feasible. Therefore, at present we have no reserves and no income from mineral production

On March 2, 1998, we entered into a Mining Property Lease Agreement with Mr. James R. Ardoin pursuant to which Mr. Ardoin leased to our Company the Detrital Wash mineral claims located around mile marker 22 on Hwy 93, Mohave County, Arizona for the purpose of exploring for minerals, and if minerals are found on the lands leased to us pursuant to this lease, for the extraction, treatment, and sale of such Minerals. In exchange, we agreed to pay Mr. Ardoin a production royalty equal to two percent (2%) of Net Smelter Returns (as defined in the Mining Property Lease). The term of this lease is for 20 years, although we have the option to renew the lease for successive 20 year terms.

In September 2000, we acquired from Gold Standard Mines Inc. 51 lode mining claims located in the Wikieup mining district, Mohave County, Arizona (the "Wikieup Property") and the exclusive rights to an extraction process for the recovery of precious metals from the Wikieup Property that was developed by the claim owner. We have not had the extraction process verified independently. This acquisition was completed on March 26, 2001 and the consideration was 1,000,000 restricted common stock shares having an aggregate value of $400,000 as of the date of the agreement. In exchange, we received a notarized Quit Claim deed for all rights, interest and title to 51 lode Mining Claims which was subsequently recorded at the BLM office in Phoenix, Arizona and at Mohave County in Kingman, Arizona.

On October 15, 2001, we announced the formation of a wholly owned subsidiary, Qwik Track, Inc. to engage in web-based information distribution services to provide timely and accurate thoroughbred handicapping analytical data and statistical information to the international account wagering market. However, due to our limited finances and lack of funding, we have suspended the further development of Qwik-Track, Inc. for an indefinite period. As a result, the Nevada Secretary of State has, as of November 11, 2005, revoked the corporate status of Quik Track, Inc. under the laws of the State of Nevada.

Effective October 1, 2002, we acquired Pita King Bakeries International, Inc. ("Pita King"). Up until we dissolved our business relationship with Pita King, this company operated as our wholly-owned subsidiary engaged in the production and marketing of a variety of pita breads and chips. However, effective January 1, 2004, we and the principals of Pita King mutually agreed to dissolve our business relationship pursuant to a Mutual Agreement to Dissolve Business Relationship (the "Dissolution Agreement"). Pursuant to the terms of the Dissolution Agreement, we forgave a debt owing from Pita King to our Company in the aggregate amount of $35,000 and in exchange, the principals and officers of Pita King agreed to return 4,000,000 shares of our common stock that was issued in connection with our acquisition of Pita King. We agreed that the remaining 139,500 shares of our common stock that was issued to the original shareholders of Pita King in connection with the acquisition would remain the property of such shareholders and would be unaffected by the Dissolution Agreement. As a result, Pita King no longer operates as our wholly-owned subsidiary.

On January 10, 2006, we entered into a joint venture agreement (the "Agreement") with Resolve Capital Funding Corporation, Inc. ("Resolve") for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and commercial exploitation of the Detrital Wash Property. Each of Resolve and our Company will have a 50% membership interest in Star-Resolve Detrital Wash, LLC. As our capital contribution to the joint venture, upon the formation of Star-Resolve Detrital Wash, LLC, we are required to contribute our mineral rights in the Detrital Wash Property under a mining property lease. As Resolve's capital contribution to Star-Resolve Detrital Wash, LLC, Resolve is required to contribute 600,000 Canadian Dollars, equivalent to approximately US$518,000 translated into U.S. Dollars using the exchange rate as of the date of the Agreement, within 60 to 90 days of the Joint Venture's formation. In addition, Resolve is required to use its best efforts to manage Star-Resolve Detrital Wash, LLC, including, without limitation, providing Star-Resolve Detrital Wash, LLC with access to its industry related contracts and its expertise in the commercial exploitation of mineral rights. Resolve will be the exclusive managing member of Star-Resolve Detrital Wash, LLC.

Pursuant to the Agreement, the operating agreement of Star-Resolve Detrital Wash, LLC shall provide that prior to the sale or transfer of a party's membership interest, that party must obtain the other member's consent and then give such member the opportunity to purchase the membership interest on the same terms of the proposed sale.

We further agreed that we will grant to Resolve a right of first refusal with respect to any transaction with a third party in which we agree to (i) explore or exploit any other land, jointly with such third party; or (b) sell or otherwise dispose of, any other parcels owned by us and located within the Detrital Wash region.

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

Although we have processed and tested mineralized materials and produced very small amounts of precious metals on a testing basis (these have come from the testing of mineralized material from both the Detrital Wash and Wikieup Properties), our decision as to whether any of the mineral properties we now hold, or which we may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of the exploration programs and independent feasibility analysis and the recommendation of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to:

      o     the ability to obtain all required permits;

      o costs of bringing the property into production, including exploration and development or preparation of feasibility studies and construction of production facilities;

      o     availability and costs of financing;

      o     ongoing costs of production;

      o     market prices for the metals to be produced; and

      o the existence of reserves or mineralization with economic grades of metals or minerals.

We cannot be certain that any of our properties contain commercially mineable mineral deposits, and no assurance can be given that we will ever generate a positive cash flow from production operations on such properties.

However, encouraged by the early stage exploration performed on our Detrital Wash Property by Kokanee Placer, Inc. of White Rock, BC, a geological exploration company and Zereko Nevada, Inc., a mining engineering company, and independent tests performed by us on our Wikieup Property, we are in the process of developing a staged exploration plan based on the perceived merits of the Detrital Wash Property and projected costs of further exploration.

Regulation

      Our exploration activities are subject to various federal, state and local laws and regulations governing such matters as:

o     prospecting;
o     development;
o     taxes;
o     labor standards;
o     waste disposal;
o     occupational safety and health;
o     protection of the environment;
o     reclamation of the environment; and
o     toxic substances.

We believe we are currently in material compliance with any such regulations that apply to us. However, we may not be able to anticipate all liabilities that may arise in the future under existing regulations, or the costs of compliance. If we are not in compliance, we may be subject to fines, clean-up orders, restrictions on our operations or other penalties, all of which may have a material adverse consequence on our financial condition and results of operation.

Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Other non-environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations, can make the development of mining claims prohibitively expensive, thereby impeding the sale or lease of properties, or curtailing profits or royalties, which might have been realized. We cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be.

Facilities

We own no production, laboratory or storage facilities and rent space as appropriate when necessary. Our executive offices are located at 2405 Ping Drive, Henderson, NV.

Employees

As of year end 2005, we had no employees other than our executive officers, nor any plans to recruit employees within the next twelve months.

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

Subsidiaries

Qwik Track, Inc.

On October 15, 2001, we organized Qwik Track, Inc. as our wholly-owned subsidiary to operate as a web-based service business providing the wagering enthusiast with thoroughbred handicapping, analytical data and statistical information for racetrack wagering over the Internet. As of November 2003, we suspended the further business development of our Qwik Track subsidiary in order to focus our limited resources on exploring our mineral properties. As a result, the Nevada Secretary of State has, as of November 11, 2005, revoked the corporate status of Quik Track, Inc. under the laws of the State of Nevada.

Pita King Bakeries International, Inc.

Effective October 1, 2002, we acquired Pita King Bakeries International, Inc. ("Pita King") and appointed Hassan Alaeddine to our Board of Directors. Up until we dissolved our business relationship with Pita King, this subsidiary company produced and marketed a variety of pita breads and chips. However, effective January 1, 2004, we and the principals of Pita King mutually agreed to dissolve our business relationship pursuant to a Mutual Agreement to Dissolve Business Relationship (the "Dissolution Agreement"). Pursuant to the terms of the Dissolution Agreement, we forgave a debt owing form Pita King to our Company in the aggregate amount of $35,000, and in exchange, the principals and officers of Pita King agreed to return 4,000,000 shares of our common stock that was issued in connection with our acquisition of Pita King. We agreed that the remaining 139,500 shares of our common stock that was issued to the original shareholders of Pita King in connection with the acquisition would remain the property of such shareholders and would be unaffected by the Dissolution Agreement. As a result, effective January 1, 2004, Pita King no longer operates as our wholly-owned subsidiary and we have recognized a loss of $99,472 on the divestiture of Pita King.

SUBSEQUENT EVENTS

Star-Resolve Detrital Wash, LLC

As discussed elsewhere in this Annual Report, on January 10, 2006, we entered into a joint venture agreement (the "Agreement") with Resolve Capital Funding Corporation, Inc. ("Resolve") for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and exploration of the Detrital Wash Property. Each of Resolve and our Company will have a 50% membership interest in Star-Resolve Detrital Wash, LLC. As our capital contribution to the joint venture, upon the formation of Star-Resolve Detrital Wash, LLC, we are required to contribute our mineral rights in the Detrital Wash Property under a mining property lease. As Resolve's capital contribution to Star-Resolve Detrital Wash, LLC, Resolve is required to contribute 600,000 Canadian Dollars, equivalent to approximately US$518,000 translated into U.S. Dollars using the exchange rate at January 10, 2006, within 60 to 90 days of the Joint Venture's formation. In addition, Resolve is required to use its best efforts to manage Star-Resolve Detrital Wash, LLC, including, without limitation, providing Star-Resolve Detrital Wash, LLC with access to its industry related contracts and its expertise in the commercial exploitation of mineral rights. Resolve will be the exclusive managing member of Star-Resolve Detrital Wash, LLC.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently hold interests in two properties which we believe show potential for mineral development. Both properties are unpatented mining claims located on federal public land and managed by the United States Bureau of Land Management ("BLM").

Unpatented claims are "located" or "staked" by individuals or companies on federal public land. Each placer claim covers 20 to 160 acres; each lode claim covers 20 acres. We are obligated to pay a maintenance fee of $100 per claim per year to the BLM or file an Affidavit of Assessment Work with the BLM showing labor and improvements of at least $100 for each claim yearly.

If the statutes and regulations for the location and maintenance of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. Failure to pay such fees or make the required filings may render the mining claim void or voidable. We believe we have valid claims, but because mining claims are self-initiated and self-maintained, it is impossible to ascertain their validity solely from public real estate records.

If the government challenges the validity of an unpatented mining claim, we would have the burden of proving the present economic feasibility of mining minerals located on the claims.

There are uncertainties as to title matters in the mining industry. We believe that we have good title to our properties; however, defects in such title could have a material adverse effect on us. We have investigated our rights to explore, exploit and develop our various properties in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot assure that the title to our properties will not be challenged or impugned by third parties or governmental agencies. In addition, there can be no assurance that the properties in which we have an interest are not subject to prior unregistered agreements; transfers or claims and title may be affected by undetected defects. Any such defects could cause us to lose our rights to the property or to incur substantial expense in defending our rights.

Detrital Wash, Mohave County, Arizona Property

On March 3, 1998, we entered into a mineral lease with James R. Ardoin for the Detrital Wash mineral claims located one mile east of mile marker 22 on Hwy 93, Mohave County, Arizona. The lease does not require any minimum payments, and charges a royalty of 2% of net smelter returns (NSR). The term of the lease is for 20 years with an option to renew for additional, successive 20-year terms.

The Detrital Wash Property originally consisted of 8 placer claims lying in
Section 36, Township 28 N, Range 21W and is easily accessed by partially paved entry off Hwy 93 and has availability to electricity and water.

In July 2004, we reached an agreement in principle with the holders of 131 placer association claims covering approximately 20,000 acres adjacent to and surrounding our Detrital Wash Property. The agreement will grant us exclusive exploration rights on the claims, and first right of refusal for exclusive development rights in exchange for a 0.25% net smelter return payable to the claimholders. The agreement will require the company to expend a minimum of $125,000 on exploration during a three-year period.

The majority of this 22,240-acre property is composed of "alluvial sand," that is to say, a dry riverbed lying 210 feet above the existing water table. Two historically documented sources found at the County seat archives in Kingman, Arizona provide possible explanation for the deposit of valuable minerals in the Detrital Valley:

      1. A major flood in early 1900's. This flood washed away approximately 15 major gold and silver mines overlooking the Detrital Wash Property on the West. These mining camps, among the most prolific and highest producing mines in the Western USA, were known as Silverado, Excelsior, Prince Albert, Occidental, etc. According to County records most of the mine stockpiles and tailing were washed into the Detrital Wash Property. The flood acted as a water cannon stripping the landscape and washing everything down into the valley below.

      2. In 1982, County Historian, Roman Malach, in a book entitled " White Hills, Silverado in Mohave County" confirms the disaster in White Hills, the valuable gold camps, particularly Silverado that were lost to the flood and the likely presence of an ancient river which flowed through the Detrital Valley. This river was likely the transporter of gold, silver, platinum and palladium to the Valley.

Although limited in number prior to 2005, all "spot/surface samples" taken by us on this property indicated the existence of "precious metals". Of major significance was a 2-ton "bulk sample" (at a depth of 4 to 12 feet) by AuRIC Metallurgical Laboratories, LLC, Salt Lake City, Utah, conducted in 1998 under a "chain of custody" (COC) that provided evidence of gold and silver with traces of palladium and platinum.

Two batch tests of 1,000 lbs. each were performed, each batch produced a "dore bar" (composite of all metalliferous minerals recovered from the sample). One of the dore bars was then refined and yielded metals equivalent to the following values per ton of original material:

                   -------------------------------------------
                   Gold (Au)                         0.812 oz.
                   Silver (Ag)                       1.359 oz.
                   Platinum (Pt)                     0.440 oz.
                   Palladium (Pd)                    0.019 oz.
                   -------------------------------------------

Our Management believed that the precious metals derived from the surface and bulk samples were of sufficient quantity and quality to warrant further exploration of the Detrital Wash Property. Accordingly, on January 9, 2004, we engaged Kokanee Placer, Inc. of White Rock, BC, a geological exploration company, to execute the initial phase of an exploration program on our original 1,280 acre Detrital Wash Property, the results of which would dictate subsequent exploration phases if found to be practical. The initial effort by Kokanee Placer, Inc. called for surface sampling of the property in a grid pattern at intervals of every 500 feet (in excess of 200 samples). The results of the sampling program identified areas of elevated to anomalous values of placer gold and silver that required follow-up exploration and evaluation.

As result, on February 16, 2005, we finalized an agreement with Zereko Nevada, Inc. (Zereko), a Nevada based corporation engaged in mining engineering and related services, for various services in support of the ongoing exploration activities at our Detrital Wash Property. In May 2005, Zereko issued a final report (the "Zereko Report") on assay test results from the Detrital Wash Property. In order to prove the best process for extracting precious metals on the Detrital Wash Property, samples from drilling that took place in early April 2005 were sent to three different metallurgical laboratories as part of a blind test process: Mountain States R&D ("Mountain States"), AuRic Metallurgical Laboratories, LLC ("AuRic"), and Nevada Bureau of Geology and Mines ("NBGM").

In assessing the samples, Mountain States used a strictly "fire assay" analysis process and returned negative results from all samples tested, which was not a surprise since, the "alluvial sand" on the Detrital Wash Property rarely tests positive in fire assays and the purposes of testing at Mountain States was to help validate the blind test process. On the other hand, AuRic reported positive results for gold, silver, platinum and palladium for each sample presented to AuRic for analysis and was consistent with Auric's 1998 conclusions with respect to the Detrital Wash Property. It should be noted that since AuRic had been used in the past for testing samples on the Detrital Wash Property, this was a completely blind test and AuRic was not aware of the origin of the samples. Nevertheless, these recent samples returned with comparable results from earlier tests performed by AuRic on the Detrital Wash Property. The third lab, NBGM, received the bulk of the samples and reported no detectable results for gold, palladium or platinum, but reported significantly for silver in a large number of the samples. The findings of NBGM were qualified by Zereko in that NBGM's testing procedures do not allow NBGM to go to the lower levels of gold, platinum and palladium detection necessary to obtain `detectable amounts.' Gold, platinum and palladium must be tested at a lower level than silver for an accurate reading. AuRic's findings in particular led Zereko to conclude that gold, silver, platinum and palladium do exist at lower levels of detection on the Detrital Wash Property and are considered to have some economic value.

Currently we are attempting to raise additional capital to continue a staged exploration program on this property. As part of this effort, we formed Star-Resolve Detrital Wash, LLC as part of a joint venture with Resolve Capital Funding Corporation, Inc. ("Resolve") to engage in the development and commercial exploitation of the Detrital Wash Property. Each of Resolve and our Company will have a 50% membership interest in Star-Resolve Detrital Wash, LLC. Under this joint venture, Resolve has committed to use its best efforts to manage Star-Resolve Detrital Wash, LLC and to provide us access to its industry related contracts and its expertise in the commercial exploitation of mineral rights. Resolve will be the exclusive managing member of Star-Resolve Detrital Wash, LLC.

Wikieup, Arizona Property

In March 2001, we purchased from Gold Standard Mines Inc. 51 lode mining claims located in the Wikieup mining district, Mohave County, Arizona (the "Wikieup Property"). Consideration for the acquisition was 1,000,000 restricted common shares valued at $400,000 as of the date of the agreement. In connection with the acquisition of the Wikieup Property and for no additional consideration, we were assigned all right, title and interest in certain proprietary gold, silver and/or platinum metal recovery formulae for the processing of ore in and about the Wikieup Property. As of the date of this filing, we have not had the formula and processing techniques independently verified.

The Wikieup Property at present consists of approximately 840 acres (42 lode claims) of mountainous terrain and is accessible by paved and dirt roads west of Wikieup, Arizona off U.S. Highway 93. The property is located in Section 36, Township 16N, Range 14W in the Holapa Mountain Range. There is nearby access to electricity and water.

In the area of the claims where we have explored is the Oakman mining district, which is located to the northwest and also the Bagdad open pit copper property located to the southeast of this area.

We processed a limited number of "spot samples" of stockpiled screened material from a claim immediately adjacent to our Wikieup Property and found precious metals to exist in the material, although our sampling did not permit a reliable quantitative evaluation as we could not be certain of the degree of pre-treatment and concentration the material had undergone. Nevertheless, the spot samples confirmed our belief, based on the available literature, that the property shows promise as an exploration target. However, the mountainous terrain and complex nature of the geological makeup of the Wikieup Property would likely make it much more costly to explore and develop than the Detrital Wash Property. As a result, we have focused our efforts and available resources on the continued exploration of the Detrital Wash Property.

We have not systematically drilled and sampled the Wikieup Property. The sampling of Detrital Wash Property is not sufficient to confirm the presence of any concentrations of precious metals in a mineable mass. We believe that the staged exploration program being conducted by Zereko Nevada will assist in making those determinations. There is substantial risk that such testing would show limited concentrations of precious metals, and such testing may show a lack of precious metals in a mineable mass. Test results so far have been positive and confirm the presence of precious metals in the samples. However, we cannot safely assume that precious metals-bearing materials exist in quality and quantity to make a mining operation economically feasible.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. At December 31, 2005, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 1, 2005, the Board of Directors initiated a certified proxy vote for members of the Board of Directors for 2005 - 2006. The voting was facilitated by STALT, Inc. the duly authorized transfer agent and registrar for International Star, Inc., with the assistance of ADP Investor Communications Services. Results of the election were submitted to International Star on October 19, 2005, and promptly recorded with the Nevada Secretary of State. As a result of the election, the Board of Directors of International Star, Inc. now consist of; Virginia K. Shehee, Denny Cashatt, Kamal Alawas, and Joe Therrell, Jr.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Up until May 23 2003, our common stock was traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol ISRI. Since May 23, 2003, our common stock has been traded on the Pink Sheets under the Symbol ISRI.PK. On February 22, 2005, the NASDAQ assigned our Company a new trading symbol and our common stock began trading on the Pink Sheets under the symbol ILST.PK. On June 20, 2005, our common stock was approved by the NASD for listing on the OTC Bulleting Board, and since such date, our common stock has been trading under the symbol ILST.OB. The following table indicates quarterly high and low price per share for our common stock during the fiscal years ended December 31, 2005 and 2004. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions. The market for our shares has been sporadic and at times very limited.

      Fiscal Year Ended December 31, 2005

                                                         HIGH          LOW

4th Quarter ended December 31, 2005                 $    0.11     $    0.025
3rd Quarter ended September 30, 2005                $    0.11     $    0.04
2nd Quarter ended June 30, 2005                     $    0.17     $    0.07
1st Quarter ended March 31, 2005                    $    0.21     $    0.06
4th Quarter ended December 31, 2004                 $    0.10     $    0.10
3rd Quarter ended September 30, 2004                $    0.17     $    0.15
2nd Quarter ended June 30, 2004                     $    0.109    $    0.059
1st Quarter ended March 31, 2004                    $    0.059    $    0.059

The closing price of our common stock as of March 31, 2006 was $ 0.042 per share.

Stock Split

As of February 18, 2005, the NASDAQ approved a 3:1 forward split of our common stock. As a result, shareholders of record received three shares for each one share held by them as of the effective date, February 22, 2005. As of the approval date, we had 64,428,741 common stock shares outstanding and as a result of the forward stock split, we had 193,286,223 common stock shares outstanding as of the approval date.

Number of Shareholders

At December 31, 2005, we had approximately 153 stockholders of record of our common stock. This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

We have never paid any dividends on or common stock and we have no plans to do so in the near future. There are no legal, contractual or other restrictions, which limit our ability to pay dividends. Payment of future dividends, if any, on our common stock, will be dependent upon the amounts of our future after-tax earnings, if any, and will be subject to the discretion of our Board of Directors. Our Board of Directors is not legally obligated to declare dividends, even if we are profitable.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of our shareholders to sell their shares.

Securities Authorized For Issuance under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Stock Option Plan

In August 2004, our Board unanimously voted to adopt a Stock Option and Restricted Stock Plan (the "Plan") to become effective January 1, 2005, and to submit such Plan to a vote of our shareholders. The Plan would provide for a share reserve of 18,000,000 common shares for future issuances as direct awards or upon exercise of options granted under the Plan. However, as of the date of this filing, the Plan has not been adopted, and accordingly, no stock options were granted to our named executive officers during the fiscal year ended December 31, 2005, nor have any stock options been granted to our named executive officers since December 31, 2005, through and including the filing date of this Report.


Plan category          Number of Securities to        Weighted-average           Number of securities
                       be issued upon exercise        exercise price of        remaining available for
                       of outstanding options,      outstanding options,        issuance under equity
                         warrants and rights         warrants and rights          compensation plans
                                                                                (excluding securities
                                                                               reflected in column (a))
                                 (a)                         (b)                          (c)
                      --------------------------    ----------------------    --------------------------
Equity compensation
plans approved by
security holders                 --                          --                           --

Equity compensation
plans not approved
by security holders              --                          --                           --

           Total                 --                          --                           --

Recent Sales of Unregistered Securities

Pursuant to a Private Placement of our restricted common stock shares, on February 4, 2005, we sold 66,500 shares at $0.15 per share for an aggregate purchase price of $9,975. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Pursuant to a Private Placement of our restricted common stock shares, on February 10, 2005, we sold 126,598 shares at $0.15 per share for an aggregate purchase price of $18,989.70. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on February 16, 2005, we sold 257,073 shares at $0.15 per share for an aggregate purchase price of $38,560.90. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on March 21, 2005, we sold 299,727 shares at $0.049 per share for an aggregate purchase price of $24,956. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on March 24, 2005, we sold 500,000 shares at $0.10 per share for an aggregate purchase price of $50,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on April 8, 2005, we sold 833,334 shares at $0.12 per share for an aggregate purchase price of $100,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on April 12, 2005, we sold 209,579 shares at $0.049 per share for an aggregate purchase price of $24,956. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on April 15, 2005, we sold 166,667 shares at $0.12 per share for an aggregate purchase price of $20,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on May 24, 2005, we sold 200,000 shares at $0.06 per share for an aggregate purchase price of $12,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on May 25, 2005, we sold 100,000 shares at $0.06 per share for an aggregate purchase price of $6,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on May 25, 2005, we sold 75,000 shares at $0.06 per share for an aggregate purchase price of $4,500. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on May 25, 2005, we sold 200,000 shares at $0.06 per share for an aggregate purchase price of $12,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on June 1, 2005, we sold 150,000 shares at $0.066 per share for an aggregate purchase price of $10,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on June 2, 2005, we sold 300,000 shares at $0.06 per share for an aggregate purchase price of $18,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on June 2, 2005, we sold 100,000 shares at $0.06 per share for an aggregate purchase price of $6,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on August 8, 2005, we sold 6,065,000 shares at $0.02 per share for an aggregate purchase price of $121,300. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on August 10, 2005, we sold 235,500 shares at $0.02 per share for an aggregate purchase price of $4,700. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on August 11, 2005, we sold 1,666,667 shares at $0.03 per share for an aggregate purchase price of $50,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on November 9, 2005, we sold 2,500,000 shares at $0.02 per share for an aggregate purchase price of $50,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on December 22, 2005, we sold 2,000,000 shares at $0.02 per share for an aggregate purchase price of $40,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on December 27, 2005, we sold 2,50,000 shares at $0.02 per share for an aggregate purchase price of $50,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Pursuant to a Private Placement of our restricted common stock shares, on December 30, 2005, we sold 250,000 shares at $0.04 per share for an aggregate purchase price of $10,000. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities in the fourth quarter of our fiscal year ended December 31, 2005. We did not repurchase any of our securities in the fourth quarter of our fiscal year ended December 31, 2005, and accordingly, we have eliminated such table.

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION

GENERAL

The following presentation of Management's Discussion and Analysis of Financial Condition has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

We were organized under the laws of the State of Nevada on October 28, 1993 as Mattress Showrooms, Inc. In 1997, we changed our corporate name to International Star, Inc. and became engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems. Despite our efforts, we were unable to develop this business beyond the start-up stage. Following our unsuccessful venture in waste management, in 1998, we refocused our business efforts on mineral exploration. Currently, we are primarily engaged in the acquisition and exploration of precious metals mineral properties. Since 1998, we have examined various mineral properties prospective for precious metals and minerals and have acquired interests in those we believe may contain precious metals and minerals. Our properties are located in Arizona. We have not established that any of our properties contain reserves. A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Further exploration will be needed before a final determination can be made whether any property is economically and legally feasible. Therefore, at present we have no reserves and no income from mineral production

The business of mineral exploration is inherently speculative, and involves a number of general risks which could materially adversely affect our results of operation and financial condition, including among others, the rarity of commercial mineral deposits, environmental and other laws and regulations, physical dangers to personnel associated with exploration activity, and political events.

Reserves, by definition, contain mineral deposits in a quantity and in a form which the target minerals may be economically and legally extracted or produced. We have not established that such reserves exist on our properties and unless and until we do so, we will not have any income from our mineral operations.

The business of mineral exploration is very speculative because there is generally no way to recover any of the funds expended on exploration unless we establish the existence of mineable reserves and then exploit those reserves by either commencing mining operations, selling or leasing our interest in the property, or entering into a joint venture with a larger resource company that can develop the property to the production stage. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

Our directors and executive officers lack significant experience or technical training in exploring for precious metal deposits and developing mines. Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches such as mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in the mining industry. We plan to align our Company with reputable, knowledgeable experts in the mining industry to overcome this lack of experience and expertise, such as our service agreement with Zereko Nevada, Inc, and a mining engineer, Karel Pieterse and the formation of a joint venture with Resolve Capital Funding Corporation, Inc.

Any changes in government policy may result in changes to laws affecting ownership of assets, land tenure, mining policies, taxation, environmental regulations, labor relations, or other factors relating to our exploration activities. Such changes could cause us to incur significant unforeseen expenses of compliance or even require us to suspend our activities altogether.

Our directors and executive officers own a significant amount of our voting capital common stock, and accordingly, exert considerable influence over us. As of March 31, 2006, our directors and executive officers beneficially owned common stock and securities convertible into our common stock which, upon exercise, would equal to approximately 38% of the voting power.

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2005. In recognition of these trends, our independent registered accountants included cautionary statements in their report on our financial statements for the year ended December 31, 2005 that expressed "substantial doubt" regarding our ability to continue as a going concern. Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

Our ability to continue as a going concern is dependent on obtaining additional working capital and our management has developed a strategy which it believes will accomplish this objective through additional equity funding, long term financing, and payment of our expenses by our officers, if needed, which will enable us to operate for the coming year.

Plan of Operation

Over the next twelve months, we intend to focus on obtaining financing necessary for further exploration on the Detrital Wash Property and implementation of the recommendations of the Zereko Report to assess the commercial viability of mineral extraction from deposits on the Detrital Wash Property and the establishment of a precious metal reserve. Given our limited resources and our ability to obtain financing, we intend to concentrate our efforts and our available finances on the continued exploration of the Detrital Wash Property. At present, our Management has no intention of continuing the exploration of the Wikieup Property, although should financing become available with respect to the Wikieup Property, our Management may consider further mineral exploration of the Wikieup Property.

Due to our limited financial resources, we do not anticipate any purchase or sale of property, plant, or other significant equipment, and we do not expect any significant changes in the number of our employees.

Financing

We have no credit lines or other sources of cash. We believe our current cash is sufficient to sustain our administrative overhead over the next twelve months, and to continue some exploration operations on our Detrital Wash Property. We will continue to pursue means to expand our exploration activities, either by seeking additional capital through loans or private placements of our securities, or possibly entering joint venture arrangements with one or more other, more substantial companies, such as the joint venture with Resolve Capital Funding Corporation, LLC for the formation of Star-Resolve Detrital Wash, LLC, which will allow us access to Resolve's industry related contracts and leverage off of Resolve's expertise in commercial exploitation of mineral rights. If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diluted.

During our fiscal year ended December 31, 2005, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.02 to $0.15 per share. In the aggregate, we sold 18,801,125 restricted common stock shares during our fiscal year 2005 for a net purchase price of $656,828.04. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act. (See: "Recent Sales of Unregistered Securities").

In addition, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses. These advances have been repaid in cash and through the issuance of restricted shares of our common stock. The amounts that were due to the Company directors for these advances were $35,000 and $0 at December 31, 2004 and 2005, respectively. During the year ended December 31, 2005, our Directors contributed to capital amounts that totaled $0 as payment for the advances and accrued compensation that was owed to those Officers who also serve as a Director on our Board.

LIQUIDITY

Liquidity and Capital Resources


                                                      2005          2004
                                                     -------       -------
Net cash Used in Operating Activities               (749,162)     (703,522)
Net Cash Used in Investing Activities                     --       (29,355)
Net Cash Provided by Financing Activities            754,116       569,000

General

Overall, we had positive cash flows of $4,954 for the year ended December 31, 2005, resulting from $749,162 used in our operating activities and $754,116 provided by our financing activities. No cash was provided by our investing activities for the fiscal year 2005.

Cash Used in Our Operating Activities

For the year ended December 31, 2005, net cash used in our operating activities of $749,162 was due primarily to a net loss of $896,568 and adjustments to reconcile net income to net cash used in operating activities in the amount of $147,406 comprised of (a) depreciation and amortization of $1,614, (b) decrease in accounts receivable and prepaids of $54,000, and (c) increase in accounts payable and accrued interest of $91,792.

Cash Provided By Our Financing Activities

Net cash used in our financing activities of $754,116 in the year ended December 31, 2005 was comprised of cash provided by the issuance of common stock and warrants aggregating $754,116.

Internal Sources of Liquidity

For the year ended December 31, 2005, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders.

On October 28, 2003, we approved the acceptance of a Subscription Agreement and Loan Agreement between us and a Life Insurance Company. Under the terms of these agreements, the Life Insurance Company loaned to us $250,000 pursuant to a promissory note, carrying an interest rate of 6% per annum, with interest payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006, and is secured by a mortgage of a 25% mineral interest in our 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona. At December 31, 2005, $250,000 was outstanding under this Note. The Life Insurance Company has waived payment of all interest due until October 28, 2006. This Life Insurance Company also purchased 7,663,500 shares of the Company's common stock at a value of $0.03 1/3 for a total purchase price of $250,000

Inflation

Management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2006, except that rising oil and gas prices may materially and adversely impact the economy generally.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our management's current views with respect to future events and financial performance. Those statements include statements regarding our intent, belief or current expectations, and those of members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us throughout this Report, as well as in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

Since our trading shares are classified as "penny stocks", we are not entitled to rely upon the "Safe Harbor" provisions adopted by the SEC under the Exchange Act with respect to Forward Looking Statements. Nevertheless, investors are urged to give serious consideration to those factors which we have identified as outside of our control, and the consequences to us and our investors if our anticipated results do not come to pass as expected as a result of material deviations which may occur from the assumptions we have relied upon in making Forward-Looking Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

Board of Directors
International Star, Inc. and Subsidiaries
Henderson, Nevada

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of International Star, Inc. and Subsidiaries (an Exploration Stage Company) as of December 31, 2005 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception of exploration stage (January 1, 2003) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based upon our audits, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception of exploration stage (January 1, 2003) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note J to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Madsen & Associates CPA's, Inc.
Madsen & Associates CPA's, Inc.
March 31, 2006
Salt Lake City, Utah

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         (An Exploration Stage Company)

                                     ASSETS
                                                                    December 31,
                                                                        2005
                                                                    -----------

Current Assets:
  Cash                                                              $   205,220
  Accounts Receivable                                                        --
  Inventories                                                                --
  Prepaid Legal Fees                                                         --
  Prepaid expenses                                                           --
                                                                    -----------
      Total Current Assets                                              205,220

Fixed Assets (Net of Depreciation)                                       31,964

                                                                    -----------
Total Assets                                                        $   237,184
                                                                    ===========

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                                  $    71,608
  Accrued Interest and Expenses                                          21,459
  Note Payable                                                          250,000
                                                                    -----------
      Total Current Liabilities                                         343,067

  Note Payable                                                      $        --

Stockholders' Equity:
  Common Stock, $.001 par value; authorized 100,000,000 shares
    issued and outstanding 212,987,443 at December 31, 2005         $   212,987
  Paid-In Capital                                                     3,621,346
  Accumulated Deficit                                                (3,940,216)
                                                                    -----------
Total Stockholders' Equity                                             (105,883)

Total Liabilities and Stockholders' Equity                          $   237,184
                                                                    ===========

               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Cumulative from

                                                                            Inception of
                                            Year             Year         Exploration Stage
                                            Ended            Ended      (January 1, 2003) to
                                         December 31,     December 31,      December 31,
                                            2005              2004             2005
                                        -------------    -------------    -------------
Revenue:                                $          --                     $     363,635
                                        -------------    -------------    -------------
Total Revenue                                      --               --

Cost of Goods Sold:
Materials                                          --                           134,666
Packaging                                          --               --
                                        -------------    -------------    -------------
Total Cost of Goods Sold:                          --               --          134,666

Gross Profit                                       --               --         (134,666)

Expenses:
Mineral exploration costs                     344,927          231,145          577,929
Professional fees                              24,435           87,813          112,248
Management fees                               235,353          219,827          590,180
Compensation                                  185,374          277,000          674,641
Depreciation & amortization                     1,614            2,859           29,703
General & administrative                       93,615           42,374          438,489
                                        -------------    -------------    -------------
Total Expenses                                885,318          861,018        2,423,190

Net (Loss) from Operations $(885,318)   $    (861,018)   $  (2,557,856)
                                        =============    =============    =============

Other Income (Expenses)
Interest Expense                              (11,250)         (29,277)         (52,177)
Loss on divestiture of subsidiary                  --          (99,472)         (99,472)
                                        -------------    -------------    -------------
Total Other Expenses                          (11,250)        (128,749)        (151,649)

Net Loss                                     (896,568)        (989,767)      (2,709,505)
                                        =============    =============    =============

Weighted Average Shares
Common Stock Outstanding                  201,308,938       58,366,381
                                        =============    =============

Net Loss Per Common Share
(Basic and Fully Dilutive)              $       (0.00)   $       (0.02)
                                        =============    =============

                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUIT1

                 Cumulative from Inception of Exploration Stage
                  (January 1, 2003) through December 31, 2005

                                                     Common          Common
                                                     Stock           Stock            Paid-In        Accumulated       Total
                                                     Shares          Amount           Capital        Deficit           Equity
                                                 -------------    -------------    -------------    -------------    -------------

Balances as of January 1, 2003                     108,152,211    $     108,152    $   1,527,687    $  (1,699,634)   $     (63,795)

Common stock issued for cash.
August 13, 2003 Valued at $.010 per share              555,000    $         555    $      17,945    $          --    $      18,500

Common stock issued for cash.
August 13, 2003 Valued at $.05 per share             3,000,000    $       3,000    $      47,000    $          --    $      50,000

Common stock issued for cash.
September 25, 2003 Valued at $.10 per share             90,000    $          90    $       2,910    $          --    $       3,000

Common stock issued for cash.
September 25, 2003 Valued at $.02 per share            765,000    $         765    $       4,335    $          --    $       5,100

Common stock issued for debt
 to shareholders and officers.
 November 12, 2003 Valued at $0.0331/3 per share    44,423,970    $      44,424    $     445,799    $          --    $     490,223

Common stock issued for debt. November 14, 2003             --    $          --    $          --    $          --    $          --

Valued at $0.0331/3 per share                       22,990,500    $      22,991    $     232,460    $          --    $     255,450

Common stock issued for debt.
 November 17, 2003 Valued at $.05 per share            150,000    $         150    $       2,350    $          --    $       2,500

Net Loss for the year ended December 31, 2003               --    $          --    $          --    $    (459,535)   $    (459,535)
                                                 -------------    -------------    -------------    -------------    -------------

Balances at December 31, 2003                      180,126,681    $     180,127    $   2,280,485    $  (2,053,882)   $     406,730

Shares cancelled from divestiture of
 Pita King Bakeries, Int'l, Inc.                   (12,000,000)   $     (12,000)   $       4,000    $          --    $      (8,000)

Shares retained to Company and cancelled              (105,000)   $        (105)   $      (2,895)   $          --    $      (3,000)

Common stock issued for cash. February 20, 2004
 Valued at $.05 per share                               90,000    $          90    $       1,410    $          --    $       1,500

Common stock issued for cash. February 20, 2004
 Valued at $.06 per share                              300,000    $         300    $       5,700    $          --    $       6,000

Common stock issued for cash. April 27, 2004
 Valued at $.11 per share                              409,092    $         409    $      14,591    $          --    $      15,000

Common stock issued for cash. May 28, 2004
 Valued at $.07 per share                              454,545    $         455    $       9,545    $          --    $      10,000

Common stock issued for cash. June 7, 2004
 Valued at $.07 per share                            4,090,908    $       4,091    $      85,909    $          --    $      90,000

Capital contributed for interest expenses.
 June 30, 2004                                              --    $          --    $       7,500    $          --    $       7,500

Common stock issued for services.
 September 30, 2004
 Valued at $.03 per share                            6,000,000    $       6,000    $      54,000    $          --    $      60,000

Common stock issued for cash. October 6, 2004
 Valued at $.10 per share                            2,250,000    $       2,250    $      72,750    $          --    $      75,000

Common stock issued for cash. November 29, 2004
 Valued at $.10 per share                            1,500,000    $       1,500    $      48,500    $          --    $      50,000

Common stock issued for cash. December 8, 2004
 Valued at $.10 per share                            9,750,000    $       9,750    $     315,250    $          --    $     325,000

Common stock issued for services.
 December 31, 2004
Valued at $.10 per share                              420,000    $         420    $      13,580    $          --    $      14,000

Capital contributed for
 services and accrued expenses                              --    $          --    $      73,892    $          --    $      73,892

Net (loss) for year ended December 31, 2004                 --    $          --    $          --    $    (989,767)   $    (989,767)
                                                 -------------    -------------    -------------    -------------    -------------

Balances at December 31, 2004                      193,286,226    $     193,286    $   2,984,218    $  (3,043,648)   $     133,856


1 for 3 forward stock split. February 22, 2005

Common stock issued for cash. February 4, 2005
Valued at $.15 per share                               199,500    $         200    $       9,776                             9,975

Common stock issued for cash. February 4, 2005
Valued at $.15 per share                             1,151,013    $       1,151    $      56,400                            57,551

Common stock issued for cash. March 3, 2005
Valued at $.049                                        509,036    $         509    $      24,447                            24,956

Common stock and warrants issued for cash.
 March 3, 2005 Valued at $.03                        1,666,667    $       1,667    $      48,313                            49,980

Common stock and warrants issued for cash.
 March 3, 2005 Valued at $.02                        4,500,000    $       4,500    $      85,477                            89,977

Common stock issued for cash, March 31, 2005
Valued at $.10                                         500,000    $         500    $      49,500                            50,000

Common stock and warrants issued for cash,
 April 26, 2005 Valued at $.12                         833,334    $         833    $      99,137                            99,970

Common stock issued for cash, June 1, 2005.
Valued at $.066                                        150,000    $         150    $       9,850                            10,000

Common stock and warrants issued for cash,
 June 8, 2005 Valued at $.06                           975,000    $         975    $      57,495                            58,470

Common stock and warrants issued for cash,
 August 22, 2005 Valued at $.02                      6,300,000    $       6,300    $     119,700                           126,000

Common stock and warrants issued for cash,
 August 22, 2005 Valued at $.12                        166,667    $         167    $      19,833                            20,000

Common stock issued for cash, December 16, 2005.
Valued at $.02                                       2,500,000    $       2,500    $      47,450                            49,950

Common stock issued for cash, December 30, 2005.
Valued at $.04                                         250,000    $         250    $       9,750                            10,000

Net (loss) for year ended December 31, 2005                                                              (896,568)        (896,568)
                                                 -------------    -------------    -------------    -------------    -------------
                                                   212,987,443    $     212,987    $   3,621,346    $  (3,940,216)        (105,883)
                                                 =============    =============    =============    =============    =============

                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                                           Cumulative from
                                                                                                            Inception of
                                                                            Year              Year        Exploration Stage
                                                                           Ended             Ended       (January 1, 2003) to
                                                                         December 31,      December 31,     December 31,
                                                                            2005              2004              2005
                                                                        -----------       -----------       -----------
Cash Flows Used in Operating Activities:
        Net Loss                                                        $  (896,568)      $  (989,767)      $(2,345,870)

  Common stock issued for services                                               --            74,000       $    74,000
  Loss of divestiture of Pita King                                               --            99,472       $    99,472
  Depreciation & Amortization                                                 1,614             2,859       $    29,703
Changes to Operating Assets and Liabilities:                                   --
  (Increase) decrease in screened ore                                            --             2,600
  (Increase) decrease in Accounts Receivable and Prepaids                    54,000            25,795       $    83,413
  (Increase) decrease in Inventories                                             --            63,812       $    48,250
  (Increase) decrease in Goodwill                                                --            92,874       $    92,874
  (Decrease) Increase in accounts payables and accrued interest              91,792           (30,693)      $    10,058
  (Decrease) Increase in accrued management fees / compensation                  --           (44,474)      $  (169,800)
                                                                        -----------       -----------       -----------
        Cash Flows Used in Operating Activities                            (749,162)         (703,522)       (2,077,900)

Cash Flows used in Investing Activities:
  Purchase fixed assets                                                          --           (29,355)      $   (40,524)
                                                                        -----------       -----------       -----------
        Cash Flows Used in Investing Activities                                  --           (29,355)          (40,524)

Cash Flows from Financing Activities:
  Common stock and warrants issued for cash                                 754,116           569,000       $ 1,856,373
  Proceeds from notes payable                                                    --                --       $   250,000
  Repayments on line of credit                                                   --                --       $   (17,281)
  Advances from officers/affiliates                                              --                --       $   393,478
                                                                        -----------       -----------       -----------
        Cash Flows from Financing Activities                                754,116           569,000         2,482,570

                                                                        -----------       -----------       -----------
        Net Increase (Decrease) in Cash                                       4,954          (163,877)          364,146
                                                                        -----------       -----------       -----------

        Cash at Beginning of Period                                         200,269           364,146                --

        Cash at End of Period                                           $   205,223       $   200,269       $   364,146
                                                                        ===========       ===========       ===========

Supplemental Non-Cash Financing Activities:

Common Stock issued for loans, cash advances,
 accrued management fees and interest                                                                           492,723
Capital contributed for payment of loans,
 cash advances and interest                                             $        --       $    81,392       $    81,392
                                                                        ===========       ===========       ===========


Interest Paid                                                                             $    21,777       $    31,883
                                                                        ===========       ===========       ===========

Income Taxes Paid                                                       $        --       $        --       $        --
                                                                        ===========       ===========       ===========

                 See accompanying notes to financial statements.


                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

On October 15, 2001, the Company formed a wholly owned subsidiary called Qwik Track, Inc. (Qwik Track). Qwik Track operated as an internet web-based business that provides handicapping, analytical data and statistical information for wagering on thoroughbred horse races. Qwik Track also offers wagering enthusiasts the opportunity to participate in multiple racetrack wagering via the internet. The Nevada Secretary of State has, as of November 11, 2005, revoked the corporate status of Quik Track, Inc. under the laws of the State of Nevada.

On October 1, 2002, the Company acquired all of the outstanding shares of common stock of Pita King Bakeries International, Inc. (Pita King) making Pita King a wholly owned subsidiary of the Company. Pita King operated a retail bakery outlet in Everett, Washington which commenced operations in September of 2001.

On January 1, 2004, the original shareholders of Pita King and the management of the Company mutually agreed to dissolve their business relationship. (See Note
H)

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

B.    SIGNIFICANT ACCOUNTING POLICIES

1.    Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the fiscal year ended December 31, 2005 and the accounts of International Star, Inc., Qwik Track, Inc. for the fiscal year ended December 31, 2004.

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

5.    Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts was computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 "Earnings Per Share." Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidultive and then only the basic per share amounts are shown in the report.

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

13.   Financial and Concentration Risk

The Company does not have any concentration or related financial credit risk


C.    ESTABLISHING THE DETRITAL WASH PROJECT

On May 30, 2001, the Company announced plans to focus on widening their exploration area, by re-establishing a project from 1998, the "Detrital Wash" project. Though positive results were generated from testing conducted of a 2-ton composite sample; the Company's limited capital during the past 12 months has delayed commencement of any significant project operations. Still, the Company is continuing to expend efforts and resources to maintain the operating costs of its mining interests.

D.    LOANS AND ADVANCES FROM COMPANY DIRECTORS

Company directors have from time to time advanced funds to the Company for the payment of operating expenses. These advances are repaid in cash and through common stock of the Company. The amounts that were due to the Company directors for these advances were $0 at December 31, 2005.

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

On February 2, 2005, the Company executed a 1 for 3 forward stock split. This transaction has been retroactively applied to give effect to this forward stock split as if it occurred at the Company's inception.

During the year ended December 31, 2005, the Company issued 19,701,217 shares of common stock and 16,025,001 warrants for cash with the shares valued at a range of $0.02 to $0.15 per share, and the warrants with an exercise price range of $0.03 to $0.15.

F.    ACQUISITION AND DIVESTITURE OF PITA KING BAKERIES INTERNATIONAL, INC.

On October 1, 2002, the Company issued 4,139,500 restricted shares of common stock to the shareholders of Pita King Bakeries International, Inc. (Pita King) and acquired all of the outstanding shares of Pita King. Pita King Bakeries International, Inc. (a Nevada corporation) is a wholly owned subsidiary and the holding company for Pita King Ltd. (a Washington corporation). Pita King, Ltd. began operations as a retail bakery in Everett, Washington in September of 2001 and continues to operate as a retail bakery. The results of Pita King's operations for the fiscal year ended October 31, 2003 are included in the consolidated statement of operations.

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

G.    INVESTMENT IN QWIK TRACK, INC.

On October 15, 2001, Qwik Track, Inc. (Q-Track) was organized as a wholly owned subsidiary of International Star, Inc. Q-Track operates as a web-based service business providing the wagering enthusiast with thoroughbred handicapping, analytical data and statistical information for racetrack wagering over the internet. Q-Track has not commenced principal operations and has incurred minimal expenses since inception. The Nevada Secretary of State has, as of November 11, 2005, revoked the corporate status of Quik Track, Inc. under the laws of the State of Nevada.

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

I.    NOTE PAYABLE

On October 28, 2003 management approved the acceptance of a Subscription Agreement and Loan Agreement between the Company and a Life Insurance Company. Under the terms of the agreement, the Life Insurance Company loaned $250,000 to the Company. This note carries an interest rate of 6% per annum with interest only payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006 and is secured by a mortgage of a 25% mineral interest in the Company's 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona (see Note C Establishing the Detrital Wash Project). This Life Insurance Company also purchased 7,663,500 shares of the Company's common stock at a value of $0.03 1/3 for a total purchase price of $250,000 (see Note E Common Stock).

J.    GOING CONCERN

The company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional short term loans, and equity funding, which will enable the Company to operate for the coming year.


K.    SUBSEQUENT EVENT

On January 10, 2006, the Company entered into a joint venture agreement with Resolve Capital Funding Corporation for the formation of Star-Resolve Detrital Wash, LLC to engage in the development of commercial exploration of the Detrital Wash property. The Company and Resolve will each have a 50% membership interest in Star-Resolve Detrital Wash, LLC. As part of the agreement, the Company will contribute mineral rights in the Detrital Wash Property under a mining property lease.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB, December 31, 2005. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)   Changes in Internal Control over Financial Reporting

There was no change in the our internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the company's internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

Item 3.02    Unregistered Sales of Equity Securities

Our discussion under "Recent Sales of Unregistered Securities" in ITEM 5 of PART II of this Annual Report on Form 10-KSB is hereby incorporated by this reference.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Effective May 10, 2005, Ms. Virginia Kilpatrick Shehee was appointed the Chairman of our Board of Directors.

Effective May 17, 2005, Mr. Robert Hawkins resigned as the President and Chief Executive Officer of our Company. He was replaced by our current President and Chief Executive Officer, Mr. Denver Cashatt.

Effective May 13, 2005, Mr. Robert Hawkins was appointed the Vice President of our Company.

On August 5, 2005, Mr. Robert Hawkins temporarily resigned from our Board of Directors in consideration of his ongoing health problems. Mr. Joe Therell, Jr. was nominated and appointed to replace Mr. Hawkins on our Board on a temporary basis. Effective September 30, 2005, Mr. Robert Hawkins resigned from our Board of Directors and Mr. Joe Therell, Jr. was nominated and appointed as a Director to replace Mr. Hawkins on our Board.

Effective September 30, 2005, Mr. Robert Hawkins resigned as Vice President of our Company.

Effective September 30, 2005, Mr. Robert Hawkins resigned as President of Qwik Track.

Effective September 30, 2005, Mr. Denver Cashatt was appointed as President and Chief Executive Officer of our Company, and as President and Chief Executive Officer of Qwik Track.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors, and their respective ages as of April 13, 2006, are as follows:

Name                    Age  Position(s) Held                 Date Service Began
--------------------------------------------------------------------------------

Denver Cashatt          58   President, CEO and Director      September 2003
Dottie Wommack McNeely  49   Secretary, Treasurer and CFO     January 2004
Kamal Alawas            55   Director                         December 1998
Joseph Therrell, Jr.    66   Director                         October 2005
Virginia Shehee         82   Director, Chairman of the Board  January 2005
--------------------------------------------------------------------------------

Mr. Denver Cashatt currently serves as our President, Chief Executive Officer and Director where his duties include managing the daily operations and planning for the future growth of our Company. He has served in various executive officer capacities with our Company since September 30, 2003. Prior to joining our Company, he served as the Vice President of Marketing -US Operations for International Software Company, a French company. Mr. Cashatt attended Western Carolina University, and in 1968, received a Masters in Information Science from the North Carolina School of Automation.

Ms. Dottie Wommack McNeely currently serves as our Secretary, Treasurer and Chief Financial Officer and has been employed by our Company since January 2004. Prior to this, from September 2003 to December 2003, she served as an executive administrative assistant at Stovall Fabrication, Inc., a metal fabrication company located in Mt. Pleasant, Texas. From June 2003 to August 2003, Ms. Wommack served as an executive administrative assistant at Isomet, Ltd., a safety equipment manufacturer located in Naples, Texas. From August 1996 through April 2003, Ms. Wommack served as associate faculty and executive administrative assistant at the Northeast Texas Community College, Computer Science Department. Ms. Wommack received an Associate's Degree in Computer Information from Northeast Texas Community College in 1996, and also attended Texas A&M University where she majored in Computer Information Systems and minored in accounting.

Ms. Virginia Kilpatrick Shehee currently serves as the Chairman of our Board of Directors, a position she has held since January 2005. Ms. Shehee is also the former State Senator of Louisiana and currently serves as the President and Chief Executive Officer of Kilpatrick Life Insurance Company, a major shareholder, and Kilpatrick's Rose-Neath Funeral Homes and Cemeteries, Inc. Ms. Shehee is also presently on the Forum 500 Board of Governors and on the Committee on Committees of the American Council of Life Insurance, for whom she also served on the Board of Directors and on the Taxation Steering Committee as well. In addition, Ms. Shehee is the Chairman Emeritus of the Biomedical Research Foundation of Northwest Louisiana, for whom she also served as the President and Chairman of its board of directors. Mr. Shehee has served in various executive capacities for the Life Insurers Conference and was a board member of LOMA, the Louisiana Insurers' Conference, the Louisiana Life & Health Insurance Guaranty Association and the National Organization of Life and Health Insurance Guaranty Association.

Mr. Kamal Alawas currently serves as a Director on our Board. From December 1998 to current, he served as our President and Chief Executive Officer. Mr. Alawas also serves on the Board of Directors of Franklin Lake Resources, a publicly traded Nevada company.

Mr. Joseph Therrell, Jr. currently serves as a Director on our Board. Joseph E. Therrell, Jr., Vice President, Chief Investment Officer for Kilpatrick Life Insurance Company. Mr. Therrell attended Vanderbilt University in Nashville, TN, and graduated with a BA in History. He also attended Tennessee Bankers Association School at Vanderbilt in 1969 and received his Masters from the Graduate School of Banking of the South, LSU Baton Rouge, in 1982. Mr. Therrell is former Branch Manager of First American National Bank in Nashville from 1965-1974, and Vice President of Louisiana Bank & Trust Company from 1974-1989.


Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

There are no familial relationships among any of our directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

      (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

      (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

      (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Financial Expert Disclosures

Section 301 of the Sarbanes-Oxley Act of 2003, and SEC regulations implementing that provision require that public companies disclose a determination by their Board of Directors as to the existence of a financial expert on their audit committee and, if none is determined to exist, that the Board of Directors has determined that no one serving on its Board of Directors meets the qualification of a financial expert as defined in the Sarbanes-Oxley Act and implementing regulations.

As of December 31, 2005, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors serves as our audit committee.

We also disclose that our Board has determined that we have not , and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2005 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions, a copy of which is filed as an Exhibit to this Annual Report on Form 10KSB for the fiscal year ended December 31, 2005. In addition, a copy of our code of ethics can be obtained by writing our Company at 2405 Ping Drive, Henderson, NV 89074.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

                                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term
                                                  Annual Compensation                  Compensation
                                     ----------------------------------------------- -----------------
                                                                                         Awards
                                                                           Other      ----------------
                                                                           Annual       Securities
                                                                          Compen-       Underlying          All Other
                                                  Salary        Bonus      sation        Options          Compensation
Name and Principal Position           Year         ($)           ($)        ($)            (#)                 ($)
------------------------------------ --------   -----------   ---------- ----------- -----------------   ----------------
Denver Cashatt                          2005      $94,525         --           --             --             $46,450(1)
President and                           2004      $60,00       $29,050         --             --             $60,000(2)
 Chief Executive Officers               2003      $13,000         --           --             --                 --

Dottie Wommack McNeely                  2005      $60,000         --           --             --             $37,411(3)
Secretary, Treasurer and CFO            2004      $47,125       $5,000         --             --                 --
                                        2003        --            --           --             --                 --

 Robert L. Hawkins                      2005       $63,671        --           --             --
                                        2004       $60,000     $29,050         --           --((4))
                                        2003       $60,000        --           --             --

Kamal Alawas                            2005       $20,000        --           --             --
                                        2004       $60,000     $20,000         --           -((4))
                                        2003       $60,000        --           --             --
---------------------------------------------------------------------------------------------------------------------------

(1) Commission paid on Private Placements and compensation for voluntary reduction in annual salary. $35,000 converted into debt settlement stock

(2)   Signing bonus paid in stock

(3) Commission paid on Private Placements. $22,500 converted into debt settlement stock.

(4) In our Annual Report for the fiscal year ended December 31, 2004, we reported that we granted Mr. Hawkins 5,500,000 options to purchase restricted shares of our common stock and Mr. Alawas 3,500,000 options to purchase restricted shares of our common stock pursuant to a Stock Option Plan that was to become effective January 1, 2005 pursuant to a shareholder vote. As discussed elsewhere in this Report, the Stock Option Plan has not been submitted to a shareholder vote and therefore, has not been adopted as the date of the filing of this Report. Accordingly, Mr. Alawas and Mr. Hawkins have agreed with us to rescind the grant of these options. As a result, no options have been granted to either Mr. Alawas, Mr. Hawkins or any of our named executive officers during our fiscal years 2005 and 2004.

Stock Option Grants

In August 2004, our Board unanimously voted to adopt a Stock Option and Restricted Stock Plan (the "Plan") to become effective January 1, 2005, and to submit such plan to a vote of our shareholders. The Plan would provided for a share reserve of 18,000,000 common shares for future issuance as direct awards or upon exercise of options granted under the Plan. However, as of the date of this filing, the Plan has not been adopted, and accordingly, no stock options were granted to our named executive officers during the fiscal year ended December 31, 2005, nor have any stock options been granted to our named executive officers since December 31, 2005, through and including the filing date of this Report. Although we reported in our Annual Report on Form 10KSB for the year ended December 31, 2004 that options were granted to our then named executive officers and directors, the grant of these options were contingent upon the adoption of the Plan in our fiscal year 2005. Accordingly, as we did not adopt the Plan, these options were effectively rescinded upon mutual agreement of our Company and the optionholder.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our named executive officers during the fiscal year ended December 31, 2005, nor have any stock options been exercised by our named executive officers since December 31, 2005, through and including the filing date of this Report.

Employment Agreements

Effective November 4, 2005, we entered into an employment agreement with Ms. Dottie Wommack McNeely to serve as our Secretary, Treasurer and Chief Financial Officer at an annual compensation of $60,000 per year. The employment agreement provides that Ms. McNeely's employment shall continue on an annual basis with the renewal date as of October 28 of each calendar year, and that Ms. McNeely will be eligible for quarterly merit bonuses at the discretion of our upper management. In addition, the employment agreement provides that Ms. McNeely shall receive a monthly car expense of $500 for the use of her personal vehicle in Company business. In addition, we have agreed to reimburse Ms. McNeely for all other documented cellular and telephone expenses, as well as other documented expenses that are required for the purpose of performing our Company business.

Effective November 4, 2005, we entered into an employment agreement with Mr. Denver Cashatt to serve as our President and Chief Executive Officer. The employment agreement provides that Mr. Cashatt's employment shall continue for a period of 3 years at an annual compensation rate of $100,000 per year. In addition, the employment agreement provides that Mr. Cashatt will be reimbursed for automobile expenses for the use of personal vehicles used in Company business as well as the use of a personal dwelling for business offices at the monthly rate of $550 per month for office space and $50.00 per month for utilities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized For Issuance under Equity Compensation Plans

We have not adopted any form of equity compensation plan, and accordingly, have not authorized the issuance of any securities under any such plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Report by:
(i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors and named executive officers; and (iii) all of our officers and directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

-----------------------------------------------------------------------------------------------------------------------------
Title of Class        Name and Address of Beneficial Owner     Amount and Nature of Beneficial Ownership   Percent of Class
-----------------------------------------------------------------------------------------------------------------------------
Common                Virginia K. Shehee                          Direct            46,860,908 (1)               22%
                      1818 Marshall St. Shreveport, LA
                      71161

Common                Kamal Alawas                                Direct            27,964,524 (2)               13%
                      P.O. Box 1191
                      Everett, WA  98206

Common                Denver Cashatt                              Direct            2,768,752                    1%
                      2405 Ping Drive
                      Henderson, NV 89074

Common                Dottie Wommack McNeely                      Direct            2,563,402                    1%
                      595 S. Green Valley Pkwy, #1013
                      Henderson, NV 89012

Common                Joseph Therrell, Jr.                        Direct            1,704,545 (3)                1%
                      1818 Marshall Street
                      Shreveport, LA 71101

Common                Robert L. Hawkins                           Direct            3,933,918 (4)                2%
                      52 Megan Dr.
                      Henderson, NV 89074
-----------------------------------------------------------------------------------------------------------------------------

(1) Includes shares beneficially owned by Kilpatrick Life Insurance Co., a privately-owned company controlled by Mrs. Shehee., 2,430,000 shares issuable upon exercise of warrants at $0.15, and 5,200,000 shares issuable upon exercise of options at $0.10 per share.

(2) Includes 1,500,000 shares beneficially owned by Alawas Investments, Inc., a private investment company controlled by Mr. Alawas.

(3) Includes 500,000 shares issuable upon exercise of warrants at $0.10, and 10,000 shares issuable upon exercise of warrants at $0.15 per share. These warrants were issued in repayment of debt due and owing from us to Mr. Alawas during our fiscal year 2003.

(4)   Mr. Hawkins resigned as Director September 30, 2005

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS

Exhibit No.       Description

3.(I) (1)         Articles of Incorporation of the Company dated October 26,
                  1993.

3.(II) (1)        Bylaws of the Company

2.1 (3) Acquisition Agreement and Plan of Reorganization dated November 15, 2002 by and among the Company, Pita King Bakeries and the Shareholders of Pita King

10.1 (2) Independent Contractor/Consulting Agreement dated May 9, 2001 between the Company and James Williams.

10.1 (4) Mining Property Lease Agreement dated March 2, 1998 between the Company and James R. Ardoin

10.2 (4) Agreement dated July 17, 1998 between the Company and AuRic Metallurgical Laboratories, Inc.

10.3 (6) Exploration Rights Agreement dated February 13, 2004 between the Company and Associated Placer Group

10.4 (7) Service Agreement dated February 16, 2005 between the Company and Zereko Nevada, Inc.

10.5 (8) Joint Venture Agreement dated January 10, 2006 between the Company and Resolve Capital Funding Corporation, Inc.

10.6* Agreement dated September 23, 2000 between the Company, Gold Standard Mines, Inc. and Howard Sadlier

10.7* Assignment of Rights to Proprietary Formula dated March 21, 2001 between the Company, Gold Standard Mines, Inc. and Howard Sadlier

10.8* Officer Employment Agreement dated April 1, 2004 between the Company and Dottie Wommack

10.9* Mutual Agreement to Dissolve Business Relationships with an effective date of January 1, 2004 between the Company Pita King Bakeries International, Inc.

10.10* Officer Employment Agreement dated November 4, 2005 between the Company and Denny Cashatt

14.1* Code of Ethics for Principal Executive Officers and Senior Financial Officers of the Company

21.1 (5)          List of Subsidiaries of the Company

                                                            Names under
                                         State of         which Subsidiary
                          Name        Incorporation       conducts Business
                   --------------------------------------------------------
                    Qwik Track, Inc.     Nevada          Qwik Track, Inc.



31.1* Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      *     Filed herewith

(1) Filed on January 12, 2000 as an exhibit to the Company's registration statement on Form 10-SB and incorporated herein by reference.

(2) Filed on May 30, 2001 as an exhibit to the Company's registration statement on Form S-8 and incorporated herein by reference.

(3) Filed on November 19, 2002 as an exhibit to the Company's report on Form 8-K and incorporated herein by reference.

(4) Filed on July 22, 2004 as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(5) Filed on July 27, 2004 as an exhibit to the Company's amendment to its annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(6) Filed on July 30, 2004 as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.

(7) Filed on February 25, 2005 as an exhibit to the Company's report on Form 8-K/A and incorporated herein by reference.

(8) Filed on January 17, 2006 as an exhibit to the Company's report on Form 8-K and incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed the accounting firm of Madsen & Associates CPA's, Inc. ("Madsen") to serve as our independent auditors for the fiscal years ended December 30, 2005 and 2004. During our fiscal years 2005 and 2004, accrued fees owed to Madsen are as follows:

Audit Fees

2005                       2004
----                       ----
$12,431                  $10,021

Audit Related Fees

2005                       2004
----                       ----

$0.00                      $0.00

Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.

Tax Fees

2005                       2004
----                       ----

$0.00                      $0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2005                       2004
----                       ----
$0.00                      $0.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STAR, INC.

By:   /s/ Denver Cashatt
      -----------------------------------
      President, Chief Executive Officer and Director
      Date: April 14, 2006


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Denver B. Cashatt
      -----------------------------------
      Denver B. Cashatt
      President, Chief Executive Officer and Director
      Director
Date: April 14, 2006

By:   /s/Dottie Wommack McNeely
      -----------------------------------
      Dottie Wommack McNeely
      Chief Financial Officer, Treasurer and Secretary
Date: April 14, 2006

By:
      -----------------------------------
      Kamal Alawas
      Director
Date: April 14, 2006

By:   /s/ Joseph E. Therell, Jr.
      -----------------------------------
      Joseph E. Therell, Jr.
      Director
Date: April 14, 2006

By:   /s/ Virginia Kilpatrick Shehee
      -----------------------------------
      Virginia Kilpatrick Shehee.
      Director
Date: April 14, 2006