Form 10QSB
period 2006-03-31
INTERNATIONAL STAR INC
filed 2006-05-15
CIK 1100788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                                Commission file number      000-28861


                            INTERNATIONAL STAR, INC.
--------------------------------------------------------------------------------
           (Exact name of small business as specified in its charter)

          NEVADA                                        86-0876846
----------------------------------------     -----------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)
                                 2405 Ping Drive
                               Henderson, NV 89074
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      The Company had 227,777,710 shares of common stock outstanding at May 11, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes  |_|     No  |X|

                            INTERNATIONAL STAR, INC.
                                   Form 10-QSB
                  For The Quarterly Period Ended March 31, 2006

                                TABLE OF CONTENTS

PART 1.........................................................................3

FINANCIAL INFORMATION..........................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........10

   ITEM 3.  CONTROLS AND PROCEDURES...........................................16

PART II.......................................................................17

OTHER INFORMATION.............................................................17

   ITEM 1.  LEGAL PROCEEDINGS.................................................17

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......17

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................18

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............18

   ITEM 5.  OTHER INFORMATION.................................................18

   ITEM 6.  EXHIBITS..........................................................18

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2005. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2006 and its results of operations and its cash flows for the three months ended March 31, 2006.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)

                                   ASSETS

                                                                                     March 31,     December 31,
                                                                                       2006           2005
                                                                                    -----------    -----------

Current Assets:

             Cash                                                                   $   136,979    $   205,220
                                                                                    -----------    -----------
                                                     Total Current Assets               136,979        205,220

Fixed Assets (Net of Depreciation)                                                       31,114         31,964
                                                                                    -----------    -----------
                                                     Total Assets                   $   168,093    $   237,184
                                                                                    ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable and accrued interest                                          $    54,898    $    93,067
                                                                                    -----------    -----------
                                                     Total Current Liabilities           54,898         93,067

Long-term Liabilities:

     Note Payable                                                                       250,000        250,000
                                                                                    -----------    -----------
                                                     Total Long-term Liabilities        250,000        250,000

Stockholders' Equity (Deficit):
Preferred stock, undesignated par value; authorized
     20,000,000 shares, no shares issued and outstanding
     Common Stock, $.001 par value; authorized
           780,000,000 shares; issued and outstanding 227,691,610 and 212,987,443

           at March 31, 2006 and December 31, 2005, respectively                    $   227,691    $   212,987

     Paid-In Capital                                                                  3,817,642      3,621,346
     Accumulated Deficit                                                             (4,182,138)    (3,940,216)
                                                                                    -----------    -----------
            Total Stockholders' Equity (Deficit)                                       (136,805)      (105,883)
                                                     Total Liabilities
                                                     and Stockholders' Equity       $   168,093    $   237,184
                                                                                    ===========    ===========

               See accompanying notes to the financial statements.

                                                 INTERNATIONAL STAR, INC.
                                                     AND SUBSIDIARIES
                                              (AN EXPLORATION STAGE COMPANY)
                                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                        (Unaudited)

                                                                                   From January 1, 2004
                                                 Three Months       Three Months   (Date of inception
                                                    Ended             Ended        of exploration stage)
                                                March 31, 2006    March 31, 2005   to March 31, 2006
                                                 -------------    -------------    -------------

Revenue:                                         $           -    $           -    $           -
                                                 -------------    -------------    -------------
          Total Revenue                                      -                -                -

 Expenses:

     Mineral exploration costs                           7,980          179,677          584,052

     Professional fees                                   2,910            8,847          115,158

    Compensation & management fees                      91,210           99,915        1,008,764

     Depreciation & amortization                           850            1,614            5,323

     General & administrative                          135,222           42,360          271,211
                                                 -------------    -------------    -------------
                    Total Expenses                    (238,172)        (336,163)       1,984,508

                    Net (loss) from operations   $    (238,172)   $    (336,163)      (1,984,508)

Other Income (Expense):

     Interest expense                                    3,750            3,750          (44,277)

     Loss on divestiture of subsidiary                      --               --          (99,472)
                                                 -------------    -------------    -------------
                Total Other Income                       3,750            3,750         (143,749)

                        Net (loss)                    (234,422)        (332,413)      (2,128,257)

           Weighted Average Shares
          Common Stock Outstanding                 218,847,166      194,986,233
                                                 =============    =============

         Net Loss Per Common Share
         (Basic and Fully Dilutive)                      (0.00)            (0.00)
                                                 =============    =============

               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                                       From January 1, 2004
                                                                                                       (date of inception
                                                              Three Months         Three Months        of
                                                                                                       exploration stage)
                                                                 Ended                Ended            to
                                                             March 31, 2006      March 31, 2005         March 31, 2006
                                                               -----------         -----------         -----------
Cash Flows Used in Operating Activities:
     Net Loss                                                  $  (241,922)        $  (336,163)        $(2,128,257)
     Adjustments to reconcile net (loss) to net cash
provided
            by operating activities:
     Depreciation & Amortization                                       850               1,614               5,323
     Loss in divestiture of subsidiary                                  --                  --              99,472

     Common stock issued for services                               57,500                  --             131,500
                                                               -----------         -----------         -----------
                            Net Cash used in Operations           (183,572)           (334,549)         (1,891,962)

Changes to Operating Assets and Liabilities:

     (Increase) decrease in Accounts Receivable and Prepaids            --              54,000              20,955

     (Increase) decrease in inventories                                 --                  --              63,812

     (Increase) decrease in other assets                                --                  --              92,874
     (Decrease) increase in accounts payables and accrued
interest                                                           (38,169)             20,840             (21,012)

     (Decrease) increase in accrued liability                           --                  --            (189,095)
                                                               -----------         -----------         -----------
               Cash Flows Used in  Operating Activities           (221,741)           (259,709)         (1,924,428)

Cash Flows from Investing Activities:

     Purchase of fixed assets                                           --                  --             (29,355)
                                                               -----------         -----------         -----------
                   Cash Flows from Investing Activities                 --                  --             (29,355)

Cash Flows from Financing Activities:

     Proceeds from note payable                                         --                  --             250,000

     Proceeds from sale of common stock                            153,500             132,212           1,476,616
                                                               -----------         -----------         -----------
                   Cash Flows from Financing Activities            153,500             132,212           1,726,616

                        Net Increase (Decrease) in Cash            (68,421)           (127,497)           (227,167)

                            Cash at Beginning of Period            205,220             200,266             364,146
                                                               -----------         -----------         -----------

                                  Cash at End of Period        $   136,979         $    72,769         $   136,979
                                                               ===========         ===========         ===========

               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2006

A. BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the three months ended March 31, 2006 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for a full year period.

B. SIGNIFICANT ACCOUNTING POLICIES

      1. Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the three months ended March 31, 2006.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management's Discussion and Analysis of Financial Condition has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 1 of our Quarterly Report on Form 10-QSB for the three and nine month periods ended March 31, 2006. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

We were organized under the laws of the State of Nevada on October 28, 1993 as Mattress Showrooms, Inc. In 1997, we changed our corporate name to International Star, Inc. and became engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems. Despite our efforts, we were unable to develop this business beyond the start-up stage. Following our unsuccessful venture in waste management, we refocused our business efforts on mineral exploration in 1998. Currently, we are primarily engaged in the acquisition and exploration of precious metals mineral properties. Since 1998, we have examined various mineral properties prospective for precious metals and minerals and have acquired interests in those we believe may contain precious metals and minerals. Our properties are located in Arizona. We have not established that any of our properties contain reserves. A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Further exploration will be needed before a final determination can be made whether any property is economically and legally feasible. Therefore, at present we have no reserves and no income from mineral production

The business of mineral exploration is very speculative because there is generally no way to recover any of the funds expended on exploration unless the company establishes the existence of mineable reserves and then exploits those reserves by either commencing mining operations, selling or leasing its interest in the property, or entering into a joint venture with a larger resource company that can develop the property to the production stage. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

Reserves, by definition, contain mineral deposits in a quantity and in a form room which the target minerals may be economically and legally extracted or produced. We have not established that such reserves exist on our properties and unless and until we do so we will not have any income from our mineral operations.

Our directors and executive officers lack significant experience or technical training in exploring for precious metal deposits and developing mines. Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches such as mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in the mining industry. We plan to align our Company with reputable, knowledgeable experts in the mining industry to overcome this lack of experience and expertise, such as the formation of a joint venture with Resolve Capital Funding Corporation, Inc.

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

OUR PROPERTIES

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

Detrital Wash, Mohave County, Arizona Property

On March 3, 1998, we entered into a mineral lease with James R. Ardoin for the Detrital Wash mineral claims located one mile east of mile marker 22 on Hwy 93, Mohave County, Arizona. The lease does not require any minimum payments, and charges a royalty of 2% of net smelter returns (NSR). The term of the lease is for 20 years with an option to renew for additional, successive 20-year terms. In July 2004, we reached an agreement in principle with the holders of 131 placer association claims covering approximately 20,000 acres adjacent to and surrounding the original Detrital Wash Property. The agreement will grant us exclusive exploration rights on the claims, and first right of refusal for exclusive development rights in exchange for a 0.25% net smelter return payable to the claimholders. The agreement will require the company to expend a minimum of $125,000 on exploration during a three-year period.

Currently we are attempting to raise additional capital to continue a staged exploration program on the Detrital Wash Property. As part of this effort, we formed Star-Resolve Detrital Wash, LLC as part of a joint venture with Resolve Capital Funding Corporation, Inc. ("Resolve") to engage in the development and commercial exploitation of the Detrital Wash Property. Each of Resolve and our Company will have a 50% membership interest in Star-Resolve Detrital Wash, LLC. Under this joint venture, Resolve has committed to use its best efforts to manage Star-Resolve Detrital Wash, LLC and to provide us access to its industry related contracts and its expertise in the commercial exploitation of mineral rights. Resolve will be the exclusive managing member of Star-Resolve Detrital Wash, LLC.

Wikieup, Arizona Property

In March 2001, we purchased from Gold Standard Mines Inc. 51 lode mining claims located in the Wikieup mining district, Mohave County, Arizona (the "Wikieup Property"). Consideration for the acquisition was 1,000,000 restricted common shares valued at $400,000 as of the date of the agreement. In connection with the acquisition of the Wikieup Property and for no additional consideration, we were assigned all right, title and interest in certain proprietary gold, silver and/or platinum metal recovery formulae for the processing of ore in and about the Wikieup Property. As of the date of this filing, we have not had the formulae and processing techniques independently verified.

The Wikieup Property at present consists of approximately 840 acres (42 lode claims) of mountainous terrain and is accessible by paved and dirt roads west of Wikieup, Arizona off U.S. Highway 93. The property is located in Section 36, Township 16N, Range 14W in the Holapa Mountain Range. There is nearby access to electricity and water.

We have processed a limited number of "spot samples" of stockpiled screened material from a claim immediately adjacent to our Wikieup Property and found precious metals to exist in the material, although our sampling did not permit a reliable quantitative evaluation as we could not be certain of the degree of pre-treatment and concentration the material had undergone. Nevertheless, the spot samples confirmed our belief, based on the available literature, that the property shows promise as an exploration target. However, the mountainous terrain and complex nature of the geological makeup of the Wikieup Property would likely make it much more costly to explore and develop than the Detrital Wash Property. As a result, we have focused our efforts and available resources on the continued exploration of the Detrital Wash Property.

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continue to have significant stockholder deficits and working capital deficits, as further explained in our Annual Report on Form 10KSB for the year ended December 31, 2005. In recognition of these trends, our independent registered accountants included cautionary statements in their report on our financial statements for the year ended December 31, 2005 that expressed "substantial doubt" regarding our ability to continue as a going concern. Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

Our ability to continue as a going concern is dependent on obtaining additional working capital and our management has developed a strategy which it believes will accomplish this objective through additional equity funding, long term financing, and payment of our expenses by our officers, if needed, which will enable us to operate for the coming year.

Plan of Operation

Over the next twelve months, we intend to focus on obtaining financing necessary for further exploration on the Detrital Wash Property to assess the commercial viability of mineral extraction from deposits on the Detrital Wash Property and the establishment of a precious metal reserve. Given our limited resources and our ability to obtain financing, we intend to concentrate our efforts and our available finances on the continued exploration of the Detrital Wash Property. At present, our Management has no intention of continuing the exploration of the Wikieup Property, although should financing become available with respect to the Wikieup Property, our Management may consider further mineral exploration of the Wikieup Property.

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

During our fiscal year ended December 31, 2005, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.02 to $0.15 per share. In the aggregate, we sold 18,801,125 restricted common stock shares during our fiscal year 2005 for a net purchase price of $656,828.04. During the three month period ended March 31, 2006, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.01 to $0.015 per share. In the aggregate, we sold 13,266,667 restricted common stock shares for a net purchase price of $153,500. We believe these issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act. (See: "Recent Sales of Unregistered Securities").

In addition, certain of our directors have, from time to time. advanced funds to our Company for the payment of operating expenses. These advances have been repaid in cash and through the issuance of restricted shares of our common stock. The amounts that were due to the Company directors for these advances were $0.00 at March 31, 2006. During the three month period ended March 31, 2006,, our Directors contributed to capital amounts that totaled $0.00 as payment for the advances and accrued compensation that was owed to those Officers who also serve as a Director on our Board.

LIQUIDITY

Liquidity and Capital Resources

                                       For the Three       For the Three Months
                                        Months Ended              Ended
                                       March 31, 2006         March 31, 2005
                                    -------------------   ----------------------

Net cash Used in Operating Activities       $(221,741)               (259,709)
Net Cash Used in Investing Activities              --                      --
Net Cash Provided by Financing Activities     153,500                 132,212

General

Overall, we had negative cash flows of $68,241 for the three months ended March 31, 2005, resulting from $221,741 used in our operating activities and $153,500 provided by our financing activities. No cash was provided by our investing activities for the fiscal year 2005.

Cash Used in Our Operating Activities

For the three month period ended March 31, 2006, net cash used in our operating activities of $221,741 was due primarily to a net loss of $241,922, adjustments to reconcile net income to net cash used in operating activities in the amount of $58,350 comprised of depreciation and amortization of $850 and common stock issued for services in the amount of $57,500, and changes to our operating assets and liabilities, primarily a decrease in accounts payables and accrued interest aggregating $38,169.

Cash Provided By Our Financing Activities

For the three month period ended March 31, 2006, net cash provided by our financing activities was attributed to the sale of our common stock resulting in proceeds of $153,500.

Internal Sources of Liquidity

For the three month period ended March 31, 2006, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, March 31, 2006. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Control over Financial Reporting

There was no change in the our internal controls that occurred during the three month period ended March 31, 2006 that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. At March 31, 2001, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933

No underwriters were involved in these transactions. Selling prices for the shares may have been discounted from then prevailing market prices to reflect the restricted status of the shares or the urgency of our need for capital. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of director's determination of the value received for the shares.

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

-----------------------------------------------------------------------------------------------------------
                                                                                              Number of
      Date Issued                    Class                   Amount          Price            Purchasers
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
January 6, 2006           Common Stock                         4,500,000        $0.02  (1)        2
-----------------------------------------------------------------------------------------------------------
January 6, 2006           Common Stock                           255,000        $0.04  (1)        2
-----------------------------------------------------------------------------------------------------------
January 6, 2006           Common Stock                         1,437,500        $0.04  (2)        2
-----------------------------------------------------------------------------------------------------------
March 9, 2006             Common Stock                         1,666,667       $0.015  (1)        1
-----------------------------------------------------------------------------------------------------------
March 13, 2006            Common Stock                         2,500,000       $0.015  (1)        1
-----------------------------------------------------------------------------------------------------------
March 13, 2006            Common Stock                         9,100,000        $0.01  (1)        1
-----------------------------------------------------------------------------------------------------------
1 Issued for cash
2 Issued to Officers of the Company in settlement of Debt
===========================================================================================================

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of our security holders, whether through solicitation or proxies or otherwise, during the three month period ended March 31, 2006.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.       Description

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

                                            INTERNATIONAL STAR INC.

Dated: May 15, 2006                        /s/ Denny Cashatt
                                           ------------------------------------
                                           President and Chief Executive Officer
                                           (PRINCIPAL EXECUTIVE OFFICER)

Dated: May 15, 2006                        /s/ Dottie Wommack McNeely
                                           ------------------------------------
                                           Acting Chief Financial Officer
                                           (PRINCIPAL ACCOUNTING OFFICER)