Form 10KSB/A
period 2005-12-31
INTERNATIONAL STAR INC
filed 2006-08-18
CIK 1100788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

                                 Amendment No. 1

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

|_| Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        Commission file number: 000-26017

                            INTERNATIONAL STAR, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                 NEVADA                                    86-0876846
     (State or other jurisdiction              (IRS Employer Identification No.)
   of incorporation or organization)

             2405 Ping Drive
           Henderson, NV 89074                               89074
(Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (702) 897-5338 Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: Common
                        Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year ended December 31, 2005, was $0.

Based on the closing sale price of $0.045 on December 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,124,566.56

As of March 31, 2006, there were 214,577,710 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            INTERNATIONAL STAR, INC.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2005

                                TABLE OF CONTENTS

PART I ......................................................................  1
ITEM 1.  BUSINESS ...........................................................  3
    ITEM 2.  DESCRIPTION OF PROPERTY ........................................  7
    ITEM 3.  LEGAL PROCEEDINGS .............................................. 11
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............ 11
PART II ..................................................................... 12
    ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
             SMALL ISSUER PURCHASES OF EQUITY SECURITIES .................... 12
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION .... 16
    ITEM 7.  FINANCIAL STATEMENTS ........................................... 21
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE ....................................... 33
       ITEM 8A. CONTROLS AND PROCEDURES ..................................... 33
       ITEM 8B. OTHER INFORMATION ........................................... 34
PART III .................................................................... 34
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .............. 34
Common stock issued for cash.  November 29, 2004
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . 39
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................. 41
    ITEM 13. EXHIBITS ....................................................... 41

                                     PART I

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB ("Form 10KSB/A-1") for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission ("SEC") on April 14, 2006 (the "Original Filing") reflects, among other things, a restatement of the Financial Statements of International Star, Inc. as discussed in Note K to the Financial Statements.

This Form 10-KSB/A-1 only amends and restates Items 5, 7, 8A, 12 and 13 of the Original Filing and we have revised language in certain of these Items from the Original Filing to reflect the restatement of our Financial Statements. As explained in Note K of our restated financial statements for the year ended December 31, 2005, we have restated our financial statements to correct an accounting error in the recording of mineral exploration costs and additional paid in capital. Item 5 was amended to correct for an error in our disclosure of certain recent sales of our unregistered securities; Item 7 reflects our restated financial statements; Item 8A elaborates on a material weakness identified in our evaluation of our internal controls, Item 12 was amended to disclose a related transactions with our executive officers; and Item 13 was amended to file as exhibits hereto, all amendments to our Articles of Incorporation that was not previously filed as an exhibit to our prior periodic reports.

The amendment of portions of any Item identified above does not imply that the entirety of such Item has changed since the Original Filing. For the convenience of the reader, this Form 10-KS/A-1 sets forth the Original Filing in its entirety. However, this Form 10-KSB/A-1 only amends and restates the specific portions of the Original Filing identified above, and no other information in the Original Filing is amended hereby. Furthermore, except as set forth herein, none of the foregoing items, nor any other portion of the Original Filing, has been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A-3 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

The Original Filing was filed with the Securities and Exchange Commission to cover our reporting requirements under the Securities Exchange Act of 1934 (the "1934 Act") for our fiscal year ended December 31, 2005.

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

On January 10, 2006, we entered into a joint venture agreement (the "Agreement") with Resolve Capital Funding Corporation, Inc. ("Resolve") for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and commercial exploitation of the Detrital Wash Property. Each of Resolve and our Company will have a 50% membership interest in Star-Resolve Detrital Wash, LLC. As our capital contribution to the joint venture, upon the formation of Star-Resolve Detrital Wash, LLC, we are required to contribute our mineral rights in the Detrital Wash Property under a mining property lease. As Resolve's capital contribution to Star-Resolve Detrital Wash, LLC, Resolve is required to contribute 600,000 Canadian Dollars, equivalent to approximately US$518,000 translated into U.S. Dollars using current exchange rate, within 60 to 90 days of the Joint Venture's formation. In addition, Resolve is required to use its best efforts to manage Star-Resolve Detrital Wash, LLC, including, without limitation, providing Star-Resolve Detrital Wash, LLC with access to its industry related contracts and its expertise in the commercial exploitation of mineral rights. Resolve will be the exclusive managing member of Star-Resolve Detrital Wash, LLC.

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

On February 16, 2005, we finalized an agreement with Zereko Nevada, Inc. (Zereko), a Nevada based corporation engaged in mining engineering and related services, for various services in support of the ongoing exploration activities at the Detrital Wash Property. Under the terms of the agreement, Zereko will review in detail available information on all previous work done on the property, define areas that merit further detailed examination, then propose an implementation plan, prepare budgets and obtain quotes for the indicated exploration activity.

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

Regulation

      Our exploration activities are subject to various federal, state and local laws and regulations governing such matters as:

      o     prospecting;

      o     development;

      o     taxes;

      o     labor standards;

      o     waste disposal;

      o     occupational safety and health;

      o     protection of the environment;

      o     reclamation of the environment; and

      o     toxic substances.

We believe we are currently in substantial compliance with any such regulations that apply to us. However, we may not be able to anticipate all liabilities that may arise in the future under existing regulations, or the costs of compliance. If we are not in compliance, we may be subject to fines, clean-up orders, restrictions on our operations or other penalties.

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

Subsidiaries

Qwik Track, Inc.

On October 15, 2001, we organized Qwik Track, Inc. as our wholly-owned subsidiary to operate as a web-based service business providing the wagering enthusiast with thoroughbred handicapping, analytical data and statistical information for racetrack wagering over the Internet. As of November, 2003, we suspended business development of our Qwik Track subsidiary in order to focus our limited resources on exploring our mineral properties. As a result, the Nevada Secretary of State has, as of November 11, 2005, revoked the corporate status of Quik Track, Inc. under the laws of the State of Nevada.

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

SUBSEQUENT EVENTS

Star-Resolve Detrital Wash, LLC

As discussed elsewhere in this Annual Report, on January 10, 2006, we entered into a joint venture agreement (the "Agreement") with Resolve Capital Funding Corporation, Inc. ("Resolve") for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and commercial exploration of the Detrital Wash Property. Each of Resolve and our Company will have a 50% membership interest in Star-Resolve Detrital Wash, LLC. As our capital contribution to the joint venture, upon the formation of Star-Resolve Detrital Wash, LLC, we are required to contribute our mineral rights in the Detrital Wash Property under a mining property lease. As Resolve's capital contribution to Star-Resolve Detrital Wash, LLC, Resolve is required to contribute 600,000 Canadian Dollars, equivalent to approximately US$518,000 translated into U.S. Dollars using current exchange rate, within 60 to 90 days of the Joint Venture's formation. In addition, Resolve is required to use its best efforts to manage Star-Resolve Detrital Wash, LLC, including, without limitation, providing Star-Resolve Detrital Wash, LLC with access to its industry related contracts and its expertise in the commercial exploitation of mineral rights. Resolve will be the exclusive managing member of Star-Resolve Detrital Wash, LLC.

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

Two batch tests of 1,000 lbs. each were performed, each batch produced a "dore bar" (composite of all metalliferous minerals recovered from the sample). One of the dore bars was then refined and yielded metals equivalent to the following values per ton of original material:

                   ----------------------------------------
                   Gold (Au)                      0.812 oz.
                   Silver (Ag)                    1.359 oz.
                   Platinum (Pt)                  0.440 oz.
                   Palladium (Pd)                 0.019 oz.
                   ----------------------------------------

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

As result, on February 16, 2005, the Company finalized an agreement with Zereko Nevada, Inc. (Zereko), a Nevada based corporation engaged in mining engineering and related services, for various services in support of the ongoing exploration activities at our Detrital Wash Property. In May 2005, Zereko issued a final report (the "Zereko Report") on assay test results from the Detrital Wash Property. In order to prove the best process for extracting precious metals on the Detrital Wash Property, samples from drilling that took place in early April 2005 were sent to three different metallurgical laboratories as part of a blind test process: Mountain States R&D ("Mountain States"), AuRic Metallurgical Laboratories, LLC ("AuRic"), and Nevada Bureau of Geology and Mines ("NBGM").

In assessing the samples, Mountain States used a strictly "fire assay" analysis process and returned negative results from all samples tested, which was not a surprise since, the "alluvial sand" on the Detrital Wash Property rarely tests positive in fire assays and the purposes of testing at Mountain States was to help validate the blind test process. On the other hand, AuRic reported positive results for gold, silver, platinum and palladium for each sample presented to AuRic for analysis and was consistent with Auric's 1998 conclusions with respect to the Detrital Wash Property. It should be noted that since AuRic had been used in the past for testing samples on the Detrital Wash Property, this was a completely blind test and AuRic was not aware of the origin of the samples. Nevertheless, these recent samples returned with comparable results from earlier tests performed by AuRic on the Detrital Wash Property. The third lab, NBGM, received the bulk of the samples and reported no detectable results for gold, palladium or platinum, but reported significantly for silver in a large number of the samples. The findings of NBGM were qualified by Zereko in that NBGM's testing procedures do not allow NBGM to go to the lower levels of gold, platinum and palladium detection necessary to obtain `detectable amounts.' Gold, platinum and palladium must be tested at a lower level than silver for an accurate reading. AuRic's findings in particular, led Zereko to conclude that gold, silver, platinum and palladium do exist at lower levels of detection on the Detrital Wash Property and are considered to have some economic value.

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

In the area of the claims where we have explored, is the Oakman mining district, which is located to the northwest and also the Bagdad open pit copper property located to the southeast of this area.

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

      Fiscal Year Ended December 31, 2005

                                                            HIGH     LOW

      4th Quarter ended December 31, 2005                  $ 0.11   $0.025
      3rd Quarter ended September 30, 2005                 $ 0.11   $ 0.04
      2nd Quarter ended June 30, 2005                      $ 0.17   $ 0.07
      1st Quarter ended March 31, 2005                     $ 0.21   $ 0.06
      4th Quarter ended December 31, 2004                  $ 0.10   $ 0.10
      3rd Quarter ended September 30, 2004                 $ 0.17   $ 0.15
      2nd Quarter ended June 30, 2004                      $0.109   $0.059
      1st Quarter ended March 31, 2004                     $0.059   $0.059

The closing price of our common stock as of March 31, 2006 was $0.042 per share.

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

--------------------------------------------------------------------------------------------------------------------
Plan category                                          Number of              Weighted-              Number of
                                                    Securities to be      average exercise      securities remaining
                                                      issued upon             price of             available for
                                                      exercise of            outstanding           issuance under
                                                      outstanding         options, warrants     equity compensation
                                                   options, warrants         and rights           plans (excluding
                                                       and rights                               securities reflected
                                                                                                   in column (a))
                                                          (a)                   (b)                     (c)
                                                   -----------------      -----------------     --------------------
Equity compensation plans approved
by security holders                                        --                    --                      --

Equity compensation plans not approved by
security holders                                           --                    --                      --

                     Total                                 --                    --                      --
--------------------------------------------------------------------------------------------------------------------

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

Pursuant to a Private Placement of our restricted common stock shares, on March 21, 2005, we sold 509,306 shares at $0.049 per share for an aggregate purchase price of $24,956. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

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

In addition, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses. These advances have been repaid in cash and through the issuance of restricted shares of our common stock. The amounts that were due to the Company directors for these advances were $35,000 and $0 at December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, our Directors contributed to capital amounts that totaled $0 as payment for the advances and accrued compensation that was owed to those Officers who also serve as a Director on our Board.

LIQUIDITY

Liquidity and Capital Resources

                                                       2005           2004
                                                    ---------      ---------

      Net cash Used in Operating Activities         $(749,162)      (703,522)
      Net Cash Used in Investing Activities                --        (29,355)
      Net Cash Provided by Financing Activities       754,116        569,000

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

On October 28, 2003, we approved the acceptance of a Subscription Agreement and Loan Agreement between us and a Life Insurance Company. Under the terms of these agreements, the Life Insurance Company loaned to us $250,000 pursuant to a promissory note, carrying an interest rate of 6% pr annum, with interest payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006, and is secured by a mortgage of a 25% mineral interest in our 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona. At December 31, 2005 $250,000 was outstanding under this Note. The Life Insurance Company has waived payment of all interest due until October 28, 2006. This Life Insurance Company also purchased 7,663,500 shares of the Company's common stock at a value of $0.03 1/3 for a total purchase price of $250,000

Inflation

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

ITEM 7. FINANCIAL STATEMENTS

Board of Directors
International Star, Inc. and Subsidiaries
Henderson, Nevada

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of International Star, Inc. and Subsidiaries (an Exploration Stage Company) as of December 31, 2005 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based upon our audits, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note K, the Company has restated its financial statements for the year ending December 31, 2005 to correct an accounting error in the recording of mineral exploration costs and additional paid in capital.

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


/s/Madsen & Associates CPA's, Inc.
Madsen & Associates CPA's, Inc.
March 31, 2006
Salt Lake City, Utah

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         (An Exploration Stage Company)

                                                         ASSETS
                                                                                                            (Restated)
                                                                                                           December 31,
                                                                                                               2005
                                                                                                           ------------
Current Assets:
     Cash                                                                                                  $   205,220
                                                                                                           -----------
                                                                                  Total Current Assets         205,220

Fixed Assets (Net of Accumulated Depreciation)                                                                  31,964

                                                                                                           -----------
                                                                                          Total Assets     $   237,184
                                                                                                           ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable                                                                                      $    71,608
     Accrued Interest and Expenses                                                                              21,459
     Note Payable                                                                                              250,000
                                                                                                           -----------
                                                                             Total Current Liabilities         343,067

Stockholders' Equity (Deficit):
     Common Stock, $.001 par value; authorized 780,000,000 shares;                                         $   212,987
           issued and outstanding 212,987,443 at December 31, 2005
     Paid-In Capital                                                                                         3,524,059
     Accumulated Deficit                                                                                    (3,842,929)
                                                                                                           -----------
                                                                            Total Stockholders' Equity        (105,883)

                                                            Total Liabilities and Stockholders' Equity     $   237,184
                                                                                                           ===========

               See accompanying notes to the financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         (Restated)
                                                          (Restated)                                   Cumulative from
                                                             Year                    Year         Inception of Exploration
                                                            Ended                   Ended        Stage (January 1, 2004) to
                                                      December 31, 2005       December 31, 2004       December 31, 2005
                                                      -----------------       -----------------  --------------------------
Revenue:                                                $          --           $          --           $          --
                                                        -------------           -------------           -------------
                                 Total Revenue                     --                      --                      --

 Expenses:
     Mineral exploration costs                                247,640                 231,145                 478,785
     Professional fees                                         24,435                  87,813                 112,248
     Management fees & Compensation                           420,727                 496,827                 917,554
     Depreciation & amortization                                1,614                   2,859                   4,473
     General & administrative                                  93,615                  42,374                 135,989
                                                        -------------           -------------           -------------
                                Total Expenses                788,031                 861,018               1,649,049

                    Net (Loss) from Operations          $    (788,031)          $    (861,018)          $  (1,649,049)
                                                        =============           =============           =============

Other Income (Expenses)
     Interest Expense                                         (11,250)                (29,277)                (40,527)
     Loss on divestiture of subsidiary                             --                 (99,472)                (99,472)
                                                        -------------           -------------           -------------
                          Total Other Expenses                (11,250)               (128,749)               (139,999)

                                      Net Loss               (799,281)               (989,767)             (1,789,048)
                                                        =============           =============           =============

                       Weighted Average Shares
                      Common Stock Outstanding            201,308,938             175,099,143
                                                        =============           =============

                     Net Loss Per Common Share
                    (Basic and Fully Dilutive)          $       (0.00)          $       (0.00)
                                                        =============           =============

                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                                                      (Restated)
                                                                                                                      Cumulative
                                                                                                                    from Inception
                                                                           (Restated)                               of Exploration
                                                                              Year                   Year          Stage (January 1,
                                                                             Ended                  Ended               2004) to
                                                                        December 31, 2005    December 31, 2004     December 31, 2005
                                                                        -----------------    -----------------     -----------------
Cash Flows Used in Operating Activities:
     Net Loss                                                              $  (799,281)         $  (989,767)          $(1,789,048)

     Common stock issued for services                                               --               74,000           $    74,000
     Loss of divestiture of Pita King                                               --               99,472           $    99,472
     Depreciation & Amortization                                                 1,614                2,859           $     4,473
Changes to Operating Assets and Liabilities:                                        --
     (Increase) decrease in screened ore                                            --                2,600           $     2,600
     (Increase) decrease in Accounts Receivable and Prepaids                    54,000               25,795           $    79,795
     (Increase) decrease in Inventories                                             --               63,812           $    63,812
     (Increase) decrease in Goodwill                                                --               92,874           $    92,874
     (Decrease) Increase in accounts payables and accrued interest              91,792              (30,693)          $    61,099
     (Decrease) Increase in accrued management fees / compensation                  --              (44,474)          $   (44,474)
                                                                           -----------          -----------           -----------
                              Cash Flows Used in Operating Activities         (651,875)            (703,522)           (1,355,397)

Cash Flows used in Investing Activities:
     Purchase fixed assets                                                          --              (29,355)          $   (29,355)
                                                                           -----------          -----------           -----------
                              Cash Flows Used in Investing Activities               --              (29,355)              (29,355)

Cash Flows from Financing Activities:
     Common stock and warrants issued for cash                                 656,826              569,000           $ 1,225,826
     Proceeds from notes payable                                                    --                   --           $        --
     Repayments on line of credit                                                   --                   --           $        --
     Advances from officers/affiliates                                              --                   --           $        --
                                                                           -----------          -----------           -----------
                                 Cash Flows from Financing Activities          656,826              569,000             1,225,826

                                                                           -----------          -----------           -----------
                                      Net Increase (Decrease) in Cash            4,951             (163,877)             (158,926)
                                                                           -----------          -----------           -----------

                                          Cash at Beginning of Period          200,269              364,146               364,146

                                                Cash at End of Period      $   205,220          $   200,269           $   205,220
                                                                           ===========          ===========           ===========

Supplemental Non-Cash Financing Activities:

     Capital contributed for payment of loans, cash advances
     and interest                                                          $        --          $    81,392           $    81,392
                                                                           ===========          ===========           ===========

     Interest Paid                                                                              $    21,777          $    31,883
                                                                           ===========          ===========           ===========

     Income Taxes Paid                                                     $        --          $        --           $        --
                                                                           ===========          ===========           ===========

                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Restated)
                 Cumulative from Inception of Exploration Stage
                  (January 1, 2003) through December 31, 2005

                                                                   Common         Common
                                                                   Stock          Stock        Paid-In     Accumulated      Total
                                                                   Shares         Amount       Capital       Deficit        Equity
                                                               -------------   -----------   -----------   ------------   ---------
                                Balances at December 31, 2003    180,126,681   $   180,127   $ 2,183,198   $ (2,053,882)  $ 309,443
                                                                                                                          ---------
Shares cancelled from divestiture of Pita King Bakeries,
Int'l, Inc.                                                      (12,000,000)  $   (12,000)  $     4,000   $         --   $  (8,000)
                                                                                                                          ---------
Shares retained to Company and cancelled                            (105,000)  $      (105)  $    (2,895)  $         --   $  (3,000)
                                                                                                                          ---------
Common stock issued for cash.  February 20, 2004                          --
Valued at $.05 per share                                              90,000   $        90   $     1,410   $         --   $   1,500
                                                                                                                          ---------
Common stock issued for cash.  February 20, 2004                          --
Valued at $.06 per share                                             300,000   $       300   $     5,700   $         --   $   6,000
                                                                                                                          ---------
Common stock issued for cash.  April 27, 2004                             --
Valued at $.11 per share                                             409,092   $       409   $    14,591   $         --   $  15,000
                                                                                                                          ---------
Common stock issued for cash.  May 28, 2004                               --
Valued at $.07 per share                                             454,545   $       455   $     9,545   $         --   $  10,000
                                                                                                                          ---------
Common stock issued for cash.  June 7, 2004                               --
Valued at $.07 per share                                           4,090,908   $     4,091   $    85,909   $         --   $  90,000
                                                                                                                          ---------
Capital contributed for interest expenses.  June 30, 2004                 --   $        --   $     7,500   $         --   $   7,500
                                                                                                                          ---------
Common stock issued for services.  September 30, 2004                     --
Valued at $.03 per share                                           6,000,000   $     6,000   $    54,000   $         --   $  60,000
                                                                                                                          ---------
Common stock issued for cash.  October 6, 2004                            --
Valued at $.10 per share                                           2,250,000   $     2,250   $    72,750   $         --   $  75,000
                                                                                                                          ---------
Common stock issued for cash.  November 29, 2004                          --
Valued at $.10 per share                                           1,500,000   $     1,500   $    48,500   $         --   $  50,000
                                                                                                                          ---------
Common stock issued for cash.  December 8, 2004                           --
Valued at $.10 per share                                           9,750,000   $     9,750   $   315,250   $         --   $ 325,000
                                                                                                                          ---------
Common stock issued for services.  December 31, 2004                      --
Valued at $.10 per share                                             420,000   $       420   $    13,580   $         --   $  14,000
                                                                                                                          ---------
Capital contributed for services and accrued expenses                     --   $        --   $    73,892   $         --   $  73,892
                                                                                                                          ---------
                  Net (loss) for year ended December 31, 2004             --   $        --   $        --   $   (989,767)  $(989,767)
                                                               -------------   -----------   -----------   ------------   ---------
                                                                          --
                                Balances at December 31, 2004    193,286,226   $   193,286   $ 2,886,930   $ (3,043,648)  $  36,569

                 See accompanying notes to financial statements.

                            INTERNATIONAL STAR, INC.
                                AND SUBSIDIARIES
                   STATEMENT OF STOCKHOLDERS' EQUITY (Cont'd)
                                   (Restated)
                 Cumulative from Inception of Exploration Stage
                  (January 1, 2003) through December 31, 2005

                                                                   Common         Common
                                                                   Stock          Stock        Paid-In     Accumulated      Total
                                                                   Shares         Amount       Capital       Deficit        Equity
                                                               -------------   -----------   -----------   ------------   ---------
1 for 3 forward stock split. February 22, 2005

Common stock issued for cash.  February 4, 2005
Valued at $.05 per share                                             199,500   $       200   $     9,776                      9,975

Common stock issued for cash.  February 4, 2005
Valued at $.05 per share                                           1,151,013   $     1,151   $    56,400                     57,551

Common stock issued for cash.  March 3, 2005
Valued at $.049                                                      509,036   $       509   $    24,447                     24,956

Common stock and warrants issued for cash. March 3, 2005
Valued at $.03                                                     1,666,667   $     1,667   $    48,313                     49,980

Common stock and warrants issued for cash. March 3, 2005
Valued at $.02                                                     4,500,000   $     4,500   $    85,477                     89,977

Common stock issued for cash, March 31, 2005
Valued at $.10                                                       500,000   $       500   $    49,500                     50,000

Common stock and warrants issued for cash, April 26, 2005
Valued at $.12                                                       833,334   $       833   $    99,137                     99,970

Common stock issued for cash, June 1, 2005
Valued at $.066                                                      150,000   $       150   $     9,850                     10,000

Common stock and warrants issued for cash, June 8, 2005
Valued at $.06                                                       975,000   $       975   $    57,495                     58,470

Common stock and warrants issued for cash, August 22, 2005
Valued at $.02                                                     6,300,000   $     6,300   $   119,700                    126,000

Common stock and warrants issued for cash, August 22, 2005
Valued at $.12                                                       166,667   $       167   $    19,833                     20,000

Common stock issued for cash, December 16, 2005
Valued at $.02                                                     2,500,000   $     2,500   $    47,450                     49,950

Common stock issued for cash, December 30, 2005
Valued at $.04                                                       250,000   $       250   $     9,750                     10,000

                  Net (loss) for year ended December 31, 2005                                                  (799,281)  $(799,281)
                                                               -------------   -----------   -----------   ------------   ---------

                                                                 212,987,443   $   212,987   $ 3,524,059   $ (3,842,929)  $(105,883)
                                                               =============   ===========   ===========   ============   =========

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

t 0 0 Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved and no net tax benefit has been recorded in these financial statements.

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

Subsequent to year end, in January 2006, stock was issued to 2 Company officers in satisfaction of commission related to private placement stock sales. Related commission expense was recorded in the 12/31/2005 financial statements.

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

During the year ended December 31, 2005, the Company issued 19,701,217 shares of common stock and 16,025,001 warrants for cash with the shares valued at a range of $0.02 to $0.15 per share, and the warrants with an exercise price range of $0.03 to $0.15. These warrants do not have any registration rights and carry a two-year life. The fair value of all warrants has been calculated using the Black-Scholes method, with the resulting value being immaterial to the financial statement presentation.

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

K. RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2005 to correct an accounting error in the recording of mineral exploration costs and additional paid in capital. The following tables reflect the effect of the restatement adjustment on the balance sheet, statement of operations and net loss per share.

                                              Originally
                                               Reported         Restated        Adjustment
                                             ------------     ------------     ------------
Balance Sheet
  Total Assets                                    237,184          237,184               --
  Paid in Capital                               3,621,346        3,524,059          (97,287)
  Accumulated Deficit                          (3,940,216)      (3,842,929)          97,287
  Total Liabilities & Stockholders Equity         237,184          237,184               --

Statement of Operations
  Mineral Exploration Costs                       344,927          247,640          (97,287)
  Net Loss                                       (896,568)        (799,281)          97,287
  Weighted average shares
  Common stock outstanding                    201,308,938      201,308,938               --

  Net loss per share                         $      (0.00)    $      (0.00)    $      (0.00)

L. RELATED PARTY TRANSACTIONS

The Company has agreed to pay officers, directors and employees of the Company a 10% finder's fee on any private placement sales of common stock and upon any funds loaned to the Company for working capital. During the years ended December 31, 2005 and 2004 the amounts paid to officers, directors and employees as finder's fees totaled $33,494 and $21,225, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB, December 31, 2005. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Specifically, we have identified a material weakness relating to our lack of competent financial management personnel with appropriate accounting knowledge and training and our financial inability to retain such financial management personnel during the fiscal year ended December 3,1 2005. We continue to seek the capital necessary to hire additional personnel to address this weakness, however, as of the date of this Amendment, we have not been able to do so. Any plan to address the above-identified material weakness will necessarily depend on our ability to obtain additional funding to hire and train additional personnel with the appropriate accounting knowledge, expertise and experience.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors, and their respective ages as of April 13, 2006, are as follows:

--------------------------------------------------------------------------------
         Name           Age           Position(s) Held             Date Service
                                                                      Began
----------------------  ---    -------------------------------    --------------

Denver Cashatt           58    President, CEO and Director        September 2003
Dottie Wommack McNeely   49    Secretary, Treasurer and CFO       January 2004
Kamal Alawas             55    Director                           December 1998
Joseph Therrell, Jr.     66    Director                           October 2004
Virginia Shehee          82    Director, Chairman of the Board    January 2005
--------------------------------------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------
                                                                              Long Term
                                             Annual Compensation            Compensation
                                   ---------------------------------------  ------------
                                                                               Awards
                                                                    Other   ------------
                                                                   Annual    Securities
                                                                   Compen-   Underlying      All Other
                                           Salary      Bonus       sation      Options     Compensation
Name and Principal Position        Year      ($)        ($)          ($)         (#)            ($)
----------------------------       ----    -------    -------      -------   -----------   ------------
Denver Cashatt                     2005    $94,525         --         --         --         $46,450(1)
President and                      2004    $ 60,00    $29,050         --         --         $60,000(2)
 Chief Executive Officers          2003    $13,000         --         --         --              --

Dottie Wommack McNeely             2005    $60,000         --         --         --         $37,411(3)
Secretary, Treasurer and CFO       2004    $47,125    $ 5,000         --         --              --
                                   2003         --         --         --         --              --

Robert L. Hawkins                  2005    $63,671         --         --         --
                                   2004    $60,000    $29,050         --         --(4)
                                   2003    $60,000         --         --         --

Kamal Alawas                       2005    $20,000         --         --         --
                                   2004    $60,000    $20,000         --         --(4)
                                   2003    $60,000         --         --         --
-------------------------------------------------------------------------------------------------------

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

Employment Agreements

Effective April 1, 2004, we entered into an employment agreement with Ms. Dottie Wommack to serve as our Secretary and Treasurer at an annual compensation of $60,000 per year. The employment agreement provides that Ms. Wommack's employment shall continue on an annual basis with the renewal date as of October 28 of each calendar year, and that Ms. Wommack will be eligible for quarterly merit bonuses at the discretion of our upper management.

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

---------------------------------------------------------------------------------------------------
Title of           Name and Address of             Amount and Nature of Beneficial       Percent of
  Class              Beneficial Owner                         Ownership                     Class
Common       Virginia K. Shehee                   Direct                46,860,908(1)        22%
             1818 Marshall St.
             Shreveport, LA 71161

Common       Kamal Alawas                         Direct                27,964,524(2)        13%
             P.O. Box 1191
             Everett, WA  98206

Common       Denver Cashatt                       Direct                 2,768,752            1%
             2405 Ping Drive
             Henderson, NV 89074

Common       Dottie Wommack McNeely               Direct                 2,563,402            1%
             595 S. Green Valley Pkwy, #1013
             Henderson, NV 89012

Common       Joseph Therrell, Jr.                 Direct                 1,704,545(3)         1%
             1818 Marshall Street
             Shreveport, LA 71101

Common       Robert L. Hawkins                    Direct                 3,933,918(4)         2%
             52 Megan Dr.
             Henderson, NV 89074
---------------------------------------------------------------------------------------------------

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

(4)   Mr. Hawkins resigned as Director September 30, 2005

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2005, we paid commissions to certain of our executive officers in an amount equal to ten percent (10%) of the amounts raised in our private placements through the efforts of such executive officers. Specifically, and as set forth in Item 10 of this Annual Report, $46,450 and $37,411 were paid to our President and our Chief Financial Officer respectively, of which approximately $35,000 and $22,500 were converted into restricted common stock shares. The terms of the commissions were approved by resolution of our Board of Directors, dated April 27, 2004.

ITEM 13. EXHIBITS

      Exhibit
      No.         Description
      ---------   -----------

      3.(i)(1)    Articles of  Incorporation  of the Company  dated  October 26,
                  1993.

      3.(i)** Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on December 21, 2004.

      3.(i)** Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on April 30, 1997.

      3.(i)** Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on April 30, 1997.

      3.(i)** Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on February 18, 1997.

      3.(i)** Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on January 22, 1997

      3.(ii)(1)   Bylaws of the Company

      2.1(3)      Acquisition   Agreement  and  Plan  of  Reorganization   dated
                  November 15, 2002 by and among the Company, Pita King Bakeries and the Shareholders of Pita King

      10.1(2) Independent Contractor/Consulting Agreement dated May 9, 2001 between the Company and James Williams.

      10.1(4) Mining Property Lease Agreement dated March 2, 1998 between the Company and James R. Ardoin

      10.2(4) Agreement dated July 17, 1998 between the Company and AuRic Metallurgical Laboratories, Inc.

      10.3(6) Exploration Rights Agreement dated February 13, 2004 between the Company and Associated Placer Group

      10.4(7) Service Agreement dated February 16, 2005 between the Company and Zereko Nevada, Inc.

      10.5(8) Joint Venture Agreement dated January 10, 2006 between the Company and Resolve Capital Funding Corporation, Inc.

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

      10.11* Quit Claim Deed dated December 6, 2000 between the Company and Gold Standard Mines

      14.1* Code of Ethics for Principal Executive Officers and Senior Financial Officers of the Company

      21.1(5)     List of Subsidiaries of the Company

                  Name                     State of           Names under which
                                        Incorporation        Subsidiary conducts
                                                                   Business
                  ----------------      -------------        -------------------
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

      32.1* Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2* Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            *     Filed with the Original Report on April 14, 2006.

            **    Filed herewith.

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

     President, Chief Executive Officer and Director
     Date: August 17, 2006


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Denver B. Cashatt
     -----------------------------------
     Denver B. Cashatt
     President, Chief Executive Officer and Director
     Director
Date: August 17, 2006


By:  /s/Dottie Wommack McNeely
     -----------------------------------
     Dottie Wommack McNeely
     Chief Financial Officer, Treasurer and Secretary
Date: August 17, 2006


By:
     -----------------------------------
     Kamal Alawas
     Director
Date: August 17, 2006


By:   /s/ Joseph E. Therell, Jr.
     -----------------------------------
     Joseph E. Therell, Jr.
     Director
Date: August 17, 2006


By:   /s/ Virginia Kilpatrick Shehee
     -----------------------------------
     Virginia Kilpatrick Shehee.
     Director
Date: August 17, 2006