Form 10QSB/A
period 2006-03-31
INTERNATIONAL STAR INC
filed 2006-08-18
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1

AMENDMENT NO. 1

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number  000-28861

INTERNATIONAL STAR, INC.
(Exact name of small business as specified in its charter)

NEVADA	86-0876846
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2405 Ping Drive Henderson, NV 89074
(Address of principal executive offices)

(702) 897-5338
(Issuer’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No *

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be file by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The Company had 227,777,710 shares of common stock outstanding at May 11, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

INTERNATIONAL STAR, INC.
Form 10-QSB
For The Quarterly Period Ended March 31, 2006

PART I

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB (“Form 10KSB/A-1”) for the three month period ended March 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) reflects a restatement of the Financial Statements of International Star, Inc. as discussed in Note E to the Financial Statements filed herewith. The original Quarterly Report (the “Original Report”) was filed on May 15, 2006.

This Form 10-QSB/A-1 only amends and restates Item 1 of the Original Filing and we have revised language from the Original Filing to reflect the restatement of our Financial Statements. As explained in Note E of our restated financial statements for the fiscal quarter ended March 31, 2006, we restated our financial statements for the year ended December 31, 2005 to correct an accounting error in the recording of mineral exploration costs and additional paid in capital, which affected our balance sheet accounts of additional paid in capital and the accumulated deficit as reflected in our financial statements included in Item 1 of this Form 10-QSB/A-1. We have summarized the effects of this restatement on the March 31, 2006 balance sheet in Note E of our restated financial statements included herewith.

The amendment of portions of any Item identified above does not imply that the entirety of such Item has changed since the Original Filing. For the convenience of the reader, this Form 10-KS/A-1 sets forth the Original Filing in its entirety. However, this Form 10-QSB/A-1 only amends and restates the specific portions of the Original Filing identified above, and no other information in the Original Filing is amended hereby. Furthermore, except as set forth herein, none of the foregoing items, nor any other portion of the Original Filing, has been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A-3 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

The Original Filing was filed with the Securities and Exchange Commission to cover our reporting requirements under the Securities Exchange Act of 1934 (the “1934 Act”) for our fiscal quarter ended March 31, 2006.

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

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(Restated)
	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash	$136,979	$205,220
Total Current Assets	136,979	205,220

Fixed Assets (Net of Depreciation)	31,114	31,964
Total Assets	$168,093	$237,184

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued interest	$54,898	$93,067
Note Payable	250,000	250,000
Total Current Liabilities	304,898	343,067

Stockholders' Equity (Deficit):
Preferred stock, undesignated par value; authorized 20,000,000 shares, no shares issued and outstanding Common Stock, $.001 par value; authorized 780,000,000 shares; issued and outstanding 227,691,610 and 212,987,443 at March 31, 2006 and December 31, 2005, respectively.	$227,691	$212,987
Paid-In Capital	3,720,355	3,524,059
Accumulated Deficit	(4,084,851)	(3,842,929)
Total Stockholders' Equity (Deficit)	(136,805)	(105,883)

Total Liabilities and Stockholders' Equity	$168,093	$237,184

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

			From January 1, 2004
			(Date of inception
	Three Months Ended	Three Months Ended	of exploration stage)
	March 31, 2006	March 31, 2005	to March 31, 2006

Revenue:	$-	$-	$-
Total Revenue	-	-	-

Expenses:
Mineral exploration costs	7,980	179,677	486,765
Professional fees	2,910	8,847	115,158
Compensation & management fees	91,210	99,915	1,008,764
Depreciation & amortization	850	1,614	5,323
General & administrative	135,222	42,360	271,211
Total Expenses	(238,172)	(336,163)	1,887,221

Net (loss) from operations	$(238,172)	$(336,163)	(1,887,221)

Other Income (Expense):
Interest expense	(3,750)	(3,750)	(44,277)
Loss on divestiture of subsidiary	-	-	(99,472)
Total Other Income	(3,750)	(3,750)	(143,749)

Net (loss)	(241,922)	(339,913)	(2,030,970)

Weighted Average Shares Common Stock Outstanding	218,847,166	194,986,233

Net Loss Per Common Share (Basic and Fully Dilutive)	(0.00)	(0.00)

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

(Unaudited)

			From January 1, 2004
			(date of inception of
	Three Months Ended	Three Months Ended	exploration stage) to
	March 31, 2006	March 31, 2005	March 31, 2006
Cash Flows Used in Operating Activities:
Net Loss	$(241,922)	$(336,163)	$(2,030,970)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation & Amortization	850	1,614	5,323
Loss in divestiture of subsidiary	-	-	99,472
Common stock issued for services	57,500	-	131,500
Net Cash used in Operations	(183,572)	(334,549)	(1,794,675)

Changes to Operating Assets and Liabilities:
(Increase) decrease in Accounts Receivable and Prepaids	-	54,000	20,955
(Increase) decrease in inventories	-	-	63,812
(Increase) decrease in other assets	-	-	92,874
(Decrease) increase in accounts payables and accrued interest	(38,169)	20,840	(21,012)
(Decrease) increase in accrued liability	-	-	(189,092)
Cash Flows Used in Operating Activities	(221,741)	(259,709)	(1,827,138)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	-	(29,355)
Cash Flows from Investing Activities	-	-	(29,355)

Cash Flows from Financing Activities:
Proceeds from note payable	-	-	250,000
Proceeds from sale of common stock	153,500	132,212	1,379,326
Cash Flows from Financing Activities	153,500	132,212	1,629,326

Net Increase (Decrease) in Cash	(68,421)	(127,497)	(227,167)

Cash at Beginning of Period	205,220	200,266	364,146

Cash at End of Period	$136,979	$72,769	$136,979

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006.

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

5.	Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 “Earnings Per Share.” Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidultive and then only the basic per share amounts are shown in the report.

6.	Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The Company had no other forms of comprehensive income since inception.

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

The Company has adopted SFAS No. 109 “Accounting for Income Taxes”. The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are considered.

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved and no net tax benefit has been recorded in these financial statements.

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

The Company does not have any concentration or related financial credit risk

C.  DIVESTITURE OF PITA KING BAKERIES INTERNATIONAL, INC.

Effective January 1, 2004, the original shareholders of Pita King Bakeries, International Inc. and the management of International Star, Inc. (the Company) mutually agreed to dissolve their business relationship. Under terms of this dissolution, the original shareholders of Pita King Bakeries International, Inc. returned 4,000,000 shares of common stock to the Company and the Company agreed to forgive a $35,000 loan made to Pita King Bakeries International, Inc. The original shareholders of Pita King Bakeries International, Inc. were allowed to retain 139,500 share of the Company’s common stock which they had received as part of the original purchase of Pita King Bakeries International, Inc. by the Company. The Company has recognized a loss of $99,472 on the divestiture of Pita King Bakeries International, Inc.

D. COMMON STOCK

On February 18, 2005, the Company adopted a plan for a 3:1 forward split of its common stock. As a result of this plan, the shareholders of record of the Company as of February 22, 2005 received three shares of the Company’s common stock in exchange for one share. The Company increased its authorized common shares to 780,000,000 at $0.001 par value. The Company also authorized 20,000,000 shares of undesignated preferred stock. The weighted average shares outstanding and net loss per common share have been compiled as if the forward split had occurred at inception of the Company. The total outstanding shares of common stock prior to the forward split were 64,428,741 and after the 3:1 forward split the total number of shares outstanding were 193,286,223.

E. RESTATEMENT

The Company restated its financial statements for the year ended December 31, 2005 to correct an accounting error in the recording of mineral exploration costs and additional paid in capital. This restatement affected the balance sheet accounts of additional paid in capital and the accumulated deficit. We have summarized the effects of this restatement on the March 31, 2006 balance sheet below:

	Originally Reported	Restated	Adjustment

Balance Sheet

Total Assets	168,093	168,093	-

Paid in Capital	3,827,642	3,720,355	(97,287)

Accumulated Deficit	(4,182,138)	(4,084,851)	97,287

Total Liabilities & Stockholders’ Equity	168,093	168,093	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management’s Discussion and Analysis of Financial Condition has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 1 of our Quarterly Report on Form 10-QSB for the three and nine month periods ended March 31, 2006. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

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

Currently we are attempting to raise additional capital to continue a staged exploration program on the Detrital Wash Property. As part of this effort, we formed Star-Resolve Detrital Wash, LLC as part of a joint venture with Resolve Capital Funding Corporation, Inc. (“Resolve”) to engage in the development and commercial exploitation of the Detrital Wash Property. Each of Resolve and our Company will have a 50% membership interest in Star-Resolve Detrital Wash, LLC. Under this joint venture, Resolve has committed to use its best efforts to manage Star-Resolve Detrital Wash, LLC and to provide us access to its industry related contracts and its expertise in the commercial exploitation of mineral rights. Resolve will be the exclusive managing member of Star-Resolve Detrital Wash, LLC.

Wikieup, Arizona Property

In March 2001, we purchased from Gold Standard Mines Inc. 51 lode mining claims located in the Wikieup mining district, Mohave County, Arizona (the “Wikieup Property”). Consideration for the acquisition was 1,000,000 restricted common shares valued at $400,000 as of the date of the agreement. In connection with the acquisition of the Wikieup Property and for no additional consideration, we were assigned all right, title and interest in certain proprietary gold, silver and/or platinum metal recovery formulae for the processing of ore in and about the Wikieup Property. As of the date of this filing, we have not had the formulae and processing techniques independently verified.

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

Financing

We have no credit lines or other sources of cash. We believe our current cash is sufficient to sustain our administrative overhead over the next twelve months, and to continue some exploration operations on our Detrital Wash Property. We will continue to pursue means to expand our exploration activities, either by seeking additional capital through loans or private placements of our securities, or possibly entering joint venture arrangements with one or more other, more substantial companies, such as the joint venture with Resolve Capital Funding Corporation, LLC for the formation of Star-Resolve Detrital Wash, LLC, which will allow us access to Resolve’s industry related contracts and leverage off of Resolve’s expertise in commercial exploitation of mineral rights. If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diluted.

During our fiscal year ended December 31, 2005, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.02 to $0.15 per share. In the aggregate, we sold 18,801,125 restricted common stock shares during our fiscal year 2005 for a net purchase price of $656,828.04. During the three month period ended March 31, 2006, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.01 to $0.015 per share. In the aggregate, we sold 13,266,667 restricted common stock shares for a net purchase price of $153,500. We believe these issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act. (See: “Recent Sales of Unregistered Securities”).

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

LIQUIDITY

Liquidity and Capital Resources

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Net cash Used in Operating Activities	$(221,741)	(259,709)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	153,500	132,212

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

On October 28, 2003, we approved the acceptance of a Subscription Agreement and Loan Agreement between us and a Life Insurance Company. Under the terms of these agreements, the Life Insurance Company loaned to us $250,000 pursuant to a promissory note, carrying an interest rate of 6% per annum, with interest payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006, and is secured by a mortgage of a 25% mineral interest in our 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona. The Life Insurance Company has waived payment of all interest due until October 28, 2006. This Life Insurance Company also purchased 7,663,500 shares of the Company’s common stock at a value of $0.03 for a total purchase price of $250,000

Inflation

Management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2006, except that rising oil and gas prices may materially and adversely impact the economy generally.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our management’s current views with respect to future events and financial performance. Those statements include statements regarding our intent, belief or current expectations, and those of members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us throughout this Report, as well as in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

Since our trading shares are classified as “penny stocks”, we are not entitled to rely upon the “Safe Harbor” provisions adopted by the SEC under the Exchange Act with respect to Forward Looking Statements. Nevertheless, investors are urged to give serious consideration to those factors which we have identified as outside of our control, and the consequences to us and our investors if our anticipated results do not come to pass as expected as a result of material deviations which may occur from the assumptions we have relied upon in making Forward-Looking Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933

No underwriters were involved in these transactions. Selling prices for the shares may have been discounted from then prevailing market prices to reflect the restricted status of the shares or the urgency of our need for capital. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of director’s determination of the value received for the shares.

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

Date Issued	Class	Amount	Price	Number of Purchasers

January 6, 2006	Common Stock	4,500,000	$0.02[1]	2
January 6, 2006	Common Stock	255,000	$0.04[1]	2
January 6, 2006	Common Stock	1,437,500	$0.04[1]	2
March 9, 2006	Common Stock	1,666,667	$0.015[2]	1
March 13, 2006	Common Stock	2,500,000	$0.015[1]	1
March 13, 2006	Common Stock	9,100,000	$0.01[1]	1

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

INTERNATIONAL STAR INC.

Dated: August 18, 2006	/s/ Denny Cashatt
President and Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

Dated: August 18, 2006	/s/ Dottie Wommack McNeely
Acting Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)