Form 10QSB
period 2006-06-30
INTERNATIONAL STAR INC
filed 2006-08-21
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number _____000-28861_____________________

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

The Company had 235,832,871 shares of common stock outstanding at August 16, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☑

INTERNATIONAL STAR, INC.
Form 10-QSB
For The Quarterly Period Ended June 30, 2006

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2005. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2006 and its results of operations and its cash flows for the three and six month periods ended June 30, 2006.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30, 2006	December 31, 2005

Current Assets:
Cash	$29,767	$205,220
Total Current Assets	29,767	205,220

Fixed Assets (Net of Depreciation)	30,264	31,964
Total Assets	$60,031	$237,184

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued interest	$102,956	$93,067
Note Payable	250,000	250,000
Total Current Liabilities	352,956	343,067

Stockholders' Equity (Deficit):
Preferred stock, undesignated par value; authorized 20,000,000 shares, no shares issued and outstanding
Common Stock, $.001 par value; authorized 780,000,000 shares; issued and outstanding 230,336,771 and 212,987,443 at March 31, 2006 and December 31, 2005, respectively.	$230,336	$212,987
Paid-In Capital	3,813,710	3,524,059
Accumulated Deficit	(4,336,971)	(3,842,929)
Total Stockholders' Equity (Deficit)	(292,925)	(105,883)

Total Liabilities and Stockholders' Equity	$60,031	$237,184

See accompany notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	From January 1, 2004 (Date of inception of exploration stage) to June 30, 2006

Revenue:	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Expenses:
Mineral exploration costs	7,494	95,035	15,474	274,712	494,259
Professional fees	34,500	7,226	37,410	16,073	149,658
Compensation & management fees	146,803	116,661	238,013	216,576	1,155,567
Depreciation & amortization	850	1,614	1,700	3,228	6,173
General & administrative	58,723	30,099	193,945	72,459	329,934
Total Expenses	(248,370)	(250,635)	(486,542)	(583,048)	(2,135,591)

Net (loss) from operations	$(248,370)	(250,635)	$(486,542)	(583,048)	(2,135,591)

Other Income (Expense):
Interest expense	(3,750)	$(3,750)	(7,500)	$(7,500)	(48,027)
Loss on divestiture of subsidiary	-	-	-	-	(99,472)
Total Other Income (Expense)	(3,750)	(3,750)	(7,500)	$(7,500)	(147,499)

Net (loss)	(252,120)	(254,385)	(494,042)	(590,548)	(2,283,090)

Weighted Average Shares
Common Stock Outstanding	228,573,330	196,318,418	223,710,249	195,874,356

Net Loss Per Common Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

See accompany notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	From January 1, 2004 (date of inception of exploration stage) to June 30, 2006
Cash Flows Used in Operating Activities:
Net Loss	$(252,120)	$(254,385)	$(494,042)	$(590,548)	$(2,283,090)
Adjustments to reconcile net (loss) to net cash provided by operating activites:
Depreciation & Amortization	850	1,614	1,700	3,228	6,173
Loss in divestiture of subsidiary	-	-	-	-	99,472
Common stock issued for services	76,000	-	133,500	-	207,500
Net Cash used in Operations	(175,270)	(252,771)	(358,842)	(587,320)	(1,969,945)

Changes to Operating Assets and Liabilities:
(Increase) decrease in Accounts Receivable and Prepaids	-	-	-	54,000	20,955
(Increase) decrease in inventories	-	-	-	-	63,812
(Increase) decrease in other assets	-	-	-	-	92,874
(Decrease) increase in accounts payables and accrued interest	48,058	11,773	9,889	32,613	27,046
(Decrease) increase in accrued liability	-	-	-	-	(189,092)
Cash Flows Used in Operating Activities	(127,212)	(240,998)	(348,953)	(500,707)	(1,954,350)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	-	-	-	(29,355)
Cash Flows from Investing Activities	-	-	-	-	(29,355)

Cash Flows from Financing Activities:
Proceeds from note payable	-		-		250,000
Proceeds from sale of common stock	20,000	198,709	173,500	330,921	1,399,326
Cash Flows from Financing Activities	20,000	198,709	173,500	330,921	1,649,326

Net Increase (Decrease) in Cash	(107,212)	(42,289)	(175,453)	(169,786)	(334,379)

Cash at Beginning of Period	136,979	72,769	205,220	200,266	364,146

Cash at End of Period	$29,767	$30,480	$29,767	$30,480	$29,767

See accompany notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

A. BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the six and three months ended June 30, 2006 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for the six and three months ended June 30, 2006.

The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results for a full year period.

B. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the six and three months ended June 30, 2006.

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

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Cont’d)

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

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Cont’d)

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

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Cont’d)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management’s Discussion and Analysis of Financial Condition has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 1 of our Quarterly Report on Form 10-QSB for the three and six month periods ended June 30, 2006. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

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

Our directors and executive officers own a significant amount of our voting capital common stock, and accordingly, exert considerable influence over us. As of June 30, 2006, our directors and executive officers beneficially owned common stock and securities convertible into our common stock which, upon exercise, would equal to approximately 33% of the voting power. As a result, these stockholders are potentially able to decide all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

OUR PROPERTIES

We currently hold interests in two properties which we believe show potential for mineral development. Both properties are unpatented mining claims located on federal public land and managed by the United States Bureau of Land Management ("BLM").

Unpatented claims are "located" or "staked" by individuals or companies on federal public land. Each placer claim covers 20 to 160 acres; each lode claim covers 20 acres. We are obligated to pay a maintenance fee of $125 per claim per year to the BLM or file an Affidavit of Assessment Work with the BLM showing labor and improvements of at least $125 for each claim yearly.

If the statutes and regulations for the location and maintenance of a mining claim are complied with, the locator obtains a valid possessory right to the minerals therein contained. Failure to pay such fees or make the required filings may render the mining claim void or voidable. We believe we have valid claims, but, because mining claims are self-initiated and self-maintained, it is impossible to ascertain their validity solely from public real estate records.

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

At June 30, 2006, the parties have not yet funded Star-Resolve Detrital Wash, LLC and the company has not commenced any operations. Our management is currently considering our options with respect to Star-Resolve Detrital Wash, LLC.

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

During our fiscal year ended December 31, 2005, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.02 to $0.15 per share. In the aggregate, we sold 18,801,125 restricted common stock shares during our fiscal year 2005 for a net purchase price of $656,828.04. During the six month period ended June 30, 2006, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.01 to $0.015 per share. In the aggregate, we sold 13,266,667 restricted common stock shares for a net purchase price of $153,415. We believe these issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act. (See: “Recent Sales of Unregistered Securities”).

In addition, certain of our directors have, from time to time, advanced funds to our Company for the payment of operating expenses. These advances have been repaid in cash and through the issuance of restricted shares of our common stock. The amounts that were due to the Company directors for these advances was $0 at June 30, 2006. During the six month period ended June 30, 2006, our Directors contributed to capital amounts that totaled $0 as payment for the advances and accrued compensation that was owed to those Officers who also serve as a Director on our Board.

At June 30, 2006 accrued compensation for services rendered owed to our President was $13,519.75.

LIQUIDITY

Liquidity and Capital Resources

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Net cash Used in Operating Activities	$(348,953)	$(500,707)
Net Cash Used in Investing Activities	$--	$--
Net Cash Provided by Financing Activities	$173,500	330,921

General

Overall, we had net decrease in cash of $175,453 for the six months ended June 30, 2006, resulting from $348,953 used in our operating activities and $173,500 provided by our financing activities. No cash was provided by our investing activities in the six month period ended June 30, 2006.

Cash Used in Our Operating Activities

For the six month period ended June 30, 2006, net cash used in our operating activities of $348,953 was due primarily to a net loss of $494,042, adjustments to reconcile net income to net cash used in operating activities in the amount of $135,200 comprised of depreciation and amortization of $1,700 and common stock issued for services in the amount of $133,500, and changes to our operating assets and liabilities, primarily an increase in accounts payables and accrued interest aggregating $9,889.

Cash Provided By Our Financing Activities

For the six month period ended June 30, 2006, net cash provided by our financing activities was attributed to the sale of our common stock resulting in proceeds of $173,500.

Internal Sources of Liquidity

For the six month period ended June 30, 2006, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

On October 28, 2003, we approved the acceptance of a Subscription Agreement and Loan Agreement between us and a Life Insurance Company. Under the terms of these agreements, the Life Insurance Company loaned to us $250,000 pursuant to a promissory note, carrying an interest rate of 6% per annum, with interest payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006, and is secured by a mortgage of a 25% mineral interest in our 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona. The Life Insurance Company has waived payment of all interest due until October 28, 2006. This Life Insurance Company also purchased 7,663,500 shares of the Company’s common stock at a value of $0.03 for a total purchase price of $250,000. At June 30, 2006, the outstanding balance due under this note was $257,500.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, June 30, 2006. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Specifically, we have identified a material weakness relating to our lack of competent financial management personnel with appropriate accounting knowledge and training and our financial inability to retain such financial management personnel during the six month period ended June 30, 2006. We continue to seek the capital necessary to hire additional personnel to address this weakness; however, as of the date of this Report, we have not been able to do so. Any plan to address the above-identified material weakness will necessarily depend on our ability to obtain additional funding to hire and train additional personnel with the appropriate accounting knowledge, expertise and experience.

(b)    Changes in Internal Control over Financial Reporting

There was no change in the our internal controls that occurred during the three month period ended June, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. At June 30, 2006, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, we issued and/or sold the securities listed in the table below without registration under the Securities Act of 1933.

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

Date Issued	Class	Amount	Price	Number of Purchasers

January 6, 2006	Common Stock	4,500,000	$0.02 [1]	2
January 6, 2006	Common Stock	255,000	$0.04 [1]	2
January 6, 2006	Common Stock	1,437,500	$0.04 [2]	2
March 9, 2006	Common Stock	1,666,667	$0.015 [1]	1
March 13, 2006	Common Stock	2,500,000	$0.015 [1]	1
March 13, 2006	Common Stock	9,100,000	$0.01 [1]	1
June 27, 2006	Common Stock	2,000,000	$0.038 [3]	1
[1] Issued for cash 2 Issued to Officers of the Company in settlement of Debt 3 Issued to Independent Contractor in settlement of Debt incurred for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of our security holders, whether through solicitation or proxies or otherwise, during the three month period ended June 30, 2006.

ITEM 5. OTHER INFORMATION

None.

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

INTERNATIONAL STAR INC.

Dated: August 21, 2006	/s/ Denny Cashatt
President and Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

Dated: August 21, 2006	/s/ Dottie Wommack McNeely
Acting Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)