Form 10QSB
period 2006-09-30
INTERNATIONAL STAR INC
filed 2006-11-15
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(903) 563-3030
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
The Company had 264,082,725 shares of common stock outstanding at November 06, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

INTERNATIONAL STAR, INC.
Form 10-QSB
For The Quarterly Period Ended September 30, 2006

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2005. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2006 and its results of operations and its cash flows for the three and six month periods ended September 30, 2006.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2006	December 31, 2005
Current Assets:
Cash	$1,765	$205,220
Total Current Assets	1,765	$205,220

Fixed Assets (Net of Depreciation)	29,414	31,964
Total Assets	$31,179	$237,184

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued interest	$123,764	$93,067
Note Payable	250,000	250,000
Total Current Liabilities	373,764	343,067

Stockholders' Equity (Deficit):
Preferred stock, undesignated par value; authorized 20,000,000 shares, no shares issued and outstanding Common Stock, $.001 par value; authorized 780,000,000 shares; issued and outstanding 236,559,271 and 212,987,443 at September 30, 2006 and December 31, 2005, respectively.	$236,559	$212,987
Paid-In Capital	3,900,587	3,524,059
Accumulated Deficit	(4,479,731)	(3,842,929)
Total Stockholders' Equity (Deficit)	(342,585)	(105,883)

Total Liabilities and Stockholders' Equity	$31,179	$237,184

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	From January 1, 2004 (Date of inception of exploration stage) to September 30, 2006
Revenue:	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-
Expenses:
Mineral exploration costs	37,282	48,804	52,756	323,516	531,541
Professional fees	10,992	2,662	48,402	18,735	160,650
Compensation & management fees	70,498	88,793	308,511	305,369	1,226,065
Depreciation & amortization	850	1,614	2,550	4,842	7,023
General & administrative	19,388	23,785	213,333	96,244	349,322
Total Expenses	(139,010)	(165,658)	(625,552)	(748,706)	(2,274,601)

Net (loss) from operations	$(139,010)	(165,658)	$(625,552)	(748,706)	(2,274,601)

Other Income (Expense):
Interest expense	(3,750)	$(3,750)	(11,250)	$(11,250)	(51,777)
Loss on divestiture of subsidiary	-	-	-	-	(99,472)
Total Other Income (Expense)	(3,750)	(3,750)	(11,250)	$(11,250)	(151,249)
Net (loss)	(142,760)	(169,408)	(636,802)	(759,956)	(2,425,850)

Weighted Average Shares
Common Stock Outstanding	234,318,438	204,681,548	227,246,312	197,618,615

Net Loss Per Common Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2006	From January 1, 2004 (date of inception of exploration stage) to September 30, 2006
Cash Flows Used in Operating Activities:
Net Loss	$(142,760)	$(169,408)	$(636,802)	$(759,956)	$(2,425,850)
Adjustments to reconcile net (loss) to net cash provided by operating activites:
Depreciation & Amortization	850	1,614	2,550	4,842	7,023
Loss in divestiture of subsidiary	-	-	-	-	99,472
Common stock issued for services	-	-	133,500	-	207,500
Net Cash used in Operations	(141,910)	(167,794)	(500,752)	(755,114)	(2,111,855)
Changes to Operating Assets and Liabilities:
(Increase) decrease in Accounts Receivable and Prepaids	-	-	-	54,000	20,955
(Increase) decrease in inventories	-	-	-	-	63,812
(Increase) decrease in other assets	-	-	-	-	92,874
(Decrease) increase in accounts payables and accrued interest	20,808	15,541	30,697	48,154	47,854
(Decrease) increase in accrued liability	-	16,239	-	16,239	(189,092)
Cash Flows Used in Operating Activities	(121,102)	(136,014)	(470,055)	(636,721)	(2,075,452)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	-	-	-	(29,355)
Cash Flows from Investing Activities	-	-	-	-	(29,355)

Cash Flows from Financing Activities:
Proceeds from note payable	-		-		250,000
Proceeds from sale of common stock	93,100	176,000	266,600	506,921	1,492,426
Cash Flows from Financing Activities	93,100	176,000	266,600	506,921	1,742,426

Net Increase (Decrease) in Cash	(28,002)	39,986	(203,455)	(129,800)	(362,381)

Cash at Beginning of Period	29,767	30,480	205,220	200,266	364,146

Cash at End of Period	$1,765	$70,466	$1,765	$70,466	$1,765

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006
A.  BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the nine and three months ended September 30, 2006 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2006 and the results of operations and cash flows for the nine and three months ended September 30, 2006.

The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

(1)	Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the nine and three months ended September 30, 2006.

(2)	Use of Estimates

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

(3)	Dividend Policy

The Company has not adopted a policy regarding the payment of dividends.

(4)	Mineral Properties and Equipment

The Company has expensed the costs of acquiring and exploring its properties during the periods in which they were incurred, and will continue to do so until it is able to determine that commercially recoverable ore reserves are present on the properties. If it determines that such reserves exist, it will capitalize further costs.

(5)	Basic and Dilutive Net Income (Loss) Per Share

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

(6)	Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The Company had no other forms of comprehensive income since inception.

(7)	Stock Based Compensation

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

(8)	Income Taxes

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

(9)	Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, tax credit recoverable, reclamation bond, accounts payable and accrued liabilities, amount due to a director and loan payable.

(10)	Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material effect on its financial statements.

(11)	Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

(12)	Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of nine months or less to be cash equivalents.

(13)	Financial and Concentration Risk

The Company does not have any concentration or related financial credit risk

C.	DIVESTITURE OF PITA KING BAKERIES INTERNATIONAL, INC.

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

E.	SUBSEQUENT EVENT

On October 30, 2006, Kilpatrick Life Insurance Company converted its note payable from the Company in the amount of $250,000 together with accrued interest of $28,875 into 18,591,682 shares of the company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management’s Discussion and Analysis of Financial Condition has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 1 of our Quarterly Report on Form 10-QSB for the three and nine month periods ended September 30, 2006. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

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

Our directors and executive officers own a significant amount of our voting capital common stock, and accordingly, exert considerable influence over us. As of September 30, 2006, our directors and executive officers beneficially owned common stock and securities convertible into our common stock which, upon exercise, would equal to approximately 32% of the voting power. As a result, these stockholders are potentially able to decide all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

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

During our fiscal year ended December 31, 2005, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.02 to $0.15 per share. In the aggregate, we sold 18,801,125 restricted common stock shares during our fiscal year 2005 for a net purchase price of $656,828.04. During the nine month period ended September 30, 2006, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $_0.01 to $0.015 per share. In the aggregate, we sold 15,274,167 restricted common stock shares for a net purchase price of $188,500. During the same period, existing outstanding warrants were exercised for restricted common stock shares at a price ranging from $0.01 to $0.031 per share. In the aggregate, we exercised 4,567,661 restricted common stock shares for a net exercise price of $78,100. We believe these issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act. (See: “Recent Sales of Unregistered Securities”).

In addition, certain of our directors have, from time to time, advanced funds to our Company for the payment of operating expenses. These advances have been repaid in cash and through the issuance of restricted shares of our common stock. No payments were due to the Company directors for these advances at September 30, 2006. During the nine month period ended September 30, 2006, our Directors did not advance any funds to our Company.

LIQUIDITY

Liquidity and Capital Resources

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Net cash Used in Operating Activities	$(470,055)	$(636,721)
Net Cash Used in Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$176,000	$506,921

General

Overall, we had a net increase in cash of 39,986 for the nine months ended September 30, 2006, resulting from $136,014 used in our operating activities and $176,000 provided by our financing activities.

Cash Used in Our Operating Activities

For the nine month period ended September 30, 2006, net cash used in our operating activities of $470,055 was due primarily to general business, mining, and compensation expenses.

Cash Provided By Our Financing Activities

For the nine month period ended September 30, 2006, net cash provided by our financing activities was attributed to the sale of our common stock resulting in proceeds of $266,600.

Internal Sources of Liquidity

For the nine month period ended September 30, 2006, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

On October 28, 2003, we approved the acceptance of a Subscription Agreement and Loan Agreement between us and Kilpatrick Life Insurance Company. Under the terms of these agreements, Kilpatrick Life Insurance Company loaned to us $250,000 pursuant to a promissory note, carrying an interest rate of 6% per annum, with interest payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006, and is secured by a mortgage of a 25% mineral interest in our 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona. Kilpatrick Life Insurance Company has waived payment of all interest due until October 28, 2006. Kilpatrick Life Insurance Company also purchased 7,663,500 shares of the Company’s common stock at a value of $0.03 1/3 for a total purchase price of $250,000. At September 30, 2006, the outstanding balance due under this note was $28,875. On October 30, 2006, Kilpatrick Life Insurance Company converted the outstanding balance under this note in the amount of $250,000 together with accrued interest in the amount of $28,875 into 18,591,682 shares of our common stock at $0.015 per share.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, September 30, 2006. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Specifically, we have identified a material weakness relating to our lack of competent financial management personnel with appropriate accounting knowledge and training and our financial inability to retain such financial management personnel during the nine month period ended September 30, 2006. We continue to seek the capital necessary to hire additional personnel to address this weakness; however, as of the date of this Amendment, we have not been able to do so. Any plan to address the above-identified material weakness will necessarily depend on our ability to obtain additional funding to hire and train additional personnel with the appropriate accounting knowledge, expertise and experience.

(b)  Changes in Internal Control over Financial Reporting

There was no change in the our internal controls that occurred during the three month period ended September 30, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.
PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. At September 30, 2006, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1 Legal Proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2006, we issued 235,000 shares of our common stock for $2,350 pursuant to the exercise of warrants with an exercise price of $0.10 per share. This warrant holder was an accredited investor when he acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

In August of 2006, we issued an aggregate of 2,487,500 shares of our common stock for $24,875 pursuant to the exercise of warrants with an exercise price of $0.10 per share. These warrant holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

In August of 2006, we also sold 2,000,000 shares of our common stock to accredited investors at $0.015 per share for an aggregate total of $30,000. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

On September 29, 2006, we sold 500,000 shares of our common stock to an accredited investor at $0.01 per share for a total of $5,000. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of our security holders, whether through solicitation or proxies or otherwise, during the three month period ended September 30, 2006.
ITEM 5. OTHER INFORMATION

On November 3, 2006, our Board of Directors appointed Robert M. Glover as a director of our company. Mr. Glover has being assisting our Company as a business consultant since April 2005. For the past 30 years, Mr. Glover has been the President of Glover Enterprises, a business consulting firm and the President of Glover Security Services, a company specializing in personal protection services.

During the past two years, we have not engaged in any transactions and are not engaged in any proposed transactions to which we are a party and that Mr. Glover had or is to have a direct or indirect material interest.

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

INTERNATIONAL STAR INC.

Dated: November 14, 2006	/s/ Denny Cashatt
President and Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

Dated: November 14, 2006	/s/ Dottie Wommack
Acting Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)