Form 10KSB
period 2006-12-31
INTERNATIONAL STAR INC
filed 2007-04-20
CIK 1100788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number: 000-26017

INTERNATIONAL STAR, INC.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA	86-0876846
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1818 Marshall Street
Shreveport, LA	71101
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (318) 464-8687
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes    ☒ No

State issuer's revenues for its most recent fiscal year ended December 31, 2006, was $0.

Based on the closing sale price of $0.012 on December 29, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,926,869.68.

As of April 16, 2007, there were 271,450,195 shares of the registrant’s Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTERNATIONAL STAR, INC.
Form 10-KSB
For the Fiscal Year Ended December 31, 2006

PART I

FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," “expect,” “anticipate,” “assume”, “hope”, “plan,” “believe,” “seek,” "estimate," "predict," “approximate,” "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

ITEM 1. BUSINESS

Our Background and Business Development

International Star, Inc. (“us,” “we,” “our” or the “Company”) was organized under the laws of the State of Nevada on October 28, 1993 as Mattress Showrooms, Inc. In 1997, we changed our corporate name to International Star, Inc. and became engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems. Despite our efforts, we were unable to develop this business beyond the start-up stage. Following our unsuccessful venture in waste management, we refocused our business efforts on mineral exploration in 1998. Currently, we are primarily engaged in the acquisition and exploration of precious metals mineral properties. Since 1998, we have examined various mineral properties prospective for precious metals and minerals and have acquired interests in those we believe may contain precious metals and minerals. Our properties are located in Arizona. We have not established that any of our properties contain reserves. A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Further exploration will be needed before a final determination can be made whether any property is economically and legally feasible. Therefore, at present we have no reserves and no income from mineral production.

On March 2, 1998, we entered into a Mining Property Lease Agreement with James R. Ardoin pursuant to which Mr. Ardoin leased to our Company the Detrital Wash mineral claims located around mile marker 22 on Highway 93, Mohave County, Arizona, for the purpose of exploring for minerals, and if minerals are found on the lands leased to us pursuant to this lease, for the extraction, treatment, and sale of such Minerals. In exchange, we agreed to pay Mr. Ardoin a production royalty equal to two percent (2%) of Net Smelter Returns (as defined in the Mining Property Lease). The term of this lease is for 20 years, although we have the option to renew the lease for successive 20 year terms.

In September 2000, we acquired from Gold Standard Mines, Inc. 51 lode mining claims located in the Wikieup mining district, Mohave County, Arizona (the “Wikieup Property”) and the exclusive rights to an extraction process for the recovery of precious metals from the Wikieup Property that was developed by the claim owner. We have not had the extraction process verified by an independent source. This acquisition was completed on March 26, 2001 and the consideration was 1,000,000 shares of our restricted common stock having an aggregate value of $400,000 as of the date of the agreement. In exchange, we received a notarized quit claim deed granting us for all rights, interest and title to 51 lode Mining Claims, which was subsequently recorded at the United States Bureau of Land Management office in Phoenix, Arizona and at Mohave County in Kingman, Arizona.

On October 15, 2001, we announced the formation of a wholly owned subsidiary, Qwik Track, Inc., to engage in web-based information distribution services and to provide timely and accurate thoroughbred handicapping analytical data and statistical information to the international account wagering market. However, due to our limited finances and lack of funding, we have suspended the further development of Qwik-Track, Inc. for an indefinite period.

Effective October 1, 2002, we acquired Pita King Bakeries International, Inc. (“Pita King”). Up until we dissolved our business relationship with Pita King, this company operated as our wholly-owned subsidiary engaged in the production and marketing of a variety of pita breads and chips. However, effective January 1, 2004, we and the principals of Pita King mutually agreed to dissolve our business relationship pursuant to a Mutual Agreement to Dissolve Business Relationship (the “Dissolution Agreement”). Pursuant to the terms of the Dissolution Agreement, we forgave a debt owing from Pita King to our Company in the aggregate amount of $35,000 and in exchange, the principals and officers of Pita King agreed to return 4,000,000 shares of our common stock that was issued in connection with our acquisition of Pita King. We agreed that the remaining 139,500 shares of our common stock that was issued to the original shareholders of Pita King in connection with the acquisition would remain the property of such shareholders and would be unaffected by the Dissolution Agreement. As a result, Pita King no longer operates as our wholly-owned subsidiary.

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

On January 10, 2006, we entered into a joint venture agreement with Resolve Capital Funding Corporation, Inc. ("Resolve") for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and commercial exploitation of the Detrital Wash Property. Each of Resolve and our Company will have a 50% membership interest in Star-Resolve Detrital Wash, LLC. As our capital contribution to the joint venture, upon the formation of Star-Resolve Detrital Wash, LLC, we are required to contribute our mineral rights in the Detrital Wash Property under a mining property lease. As Resolve's capital contribution to Star-Resolve Detrital Wash, LLC, Resolve is required to contribute 600,000 Canadian Dollars, equivalent to approximately $518,000 translated into U.S. Dollars using current exchange rate, within 60 to 90 days of the joint venture's formation. In addition, Resolve is required to use its best efforts to manage Star-Resolve Detrital Wash, LLC, including, without limitation, providing Star-Resolve Detrital Wash, LLC with access to its industry related contracts and its expertise in the commercial exploitation of mineral rights. Resolve will be the exclusive managing member of Star-Resolve Detrital Wash, LLC. As of the date of filing of this report, Resolve has not made the required cash contribution and is in default under the joint venture agreement. Our management is currently engaged in discussions with Resolve regarding a resolution to Resolve’s breach of the joint venture agreement. However, there can be no assurance that the parties will reach an amicable resolution.

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

Although we have processed and tested mineralized materials and produced very small amounts of precious metals on a testing basis (these have come from the testing of mineralized material from both the Detrital Wash and Wikieup Properties), our decision as to whether any of the mineral properties we now hold, or which we may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of the exploration programs and independent feasibility analysis and the recommendation of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to:

•	the ability to obtain all required permits;

•	costs of bringing the property into production, including exploration and development or preparation of feasibility studies and construction of production facilities;

•	availability and costs of financing;

•	ongoing costs of production;

•	market prices for the metals to be produced; and

•	the existence of reserves or mineralization with economic grades of metals or minerals.

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

Regulation

Our exploration activities are subject to various federal, state and local laws and regulations governing such matters as:

• prospecting;

• development;

• taxes;

• labor standards;

• waste disposal;

• occupational safety and health;

• protection of the environment;

• reclamation of the environment; and

• toxic substances.

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

Facilities

We own no production, laboratory or storage facilities and rent space as appropriate when necessary. Our executive offices are located at 1818 Marshall Street, Shreveport, LA 71101.

Employees

As of December 31, 2006, we had no employees other than our executive officers, nor any plans to recruit employees within the next twelve months.

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

Pita King Bakeries International, Inc.

Effective October 1, 2002, we acquired Pita King Bakeries International, Inc. (“Pita King”) and appointed Hassan Alaeddine to our Board of Directors. Up until we dissolved our business relationship with Pita King, this subsidiary company produced and marketed a variety of pita breads and chips. However, effective January 1, 2004, we and the principals of Pita King mutually agreed to dissolve our business relationship pursuant to a Mutual Agreement to Dissolve Business Relationship (the “Dissolution Agreement”). Pursuant to the terms of the Dissolution Agreement, we forgave a debt owing form Pita King to our Company in the aggregate amount of $35,000, and in exchange, the principals and officers of Pita King agreed to return 4,000,000 shares of our common stock that was issued in connection with our acquisition of Pita King. We agreed that the remaining 139,500 shares of our common stock that was issued to the original shareholders of Pita King in connection with the acquisition would remain the property of such shareholders and would be unaffected by the Dissolution Agreement. As a result, effective January 1, 2004, Pita King no longer operates as our wholly-owned subsidiary and we have recognized a loss of $99,472 on the divestiture of Pita King.

Star-Resolve Detrital Wash, LLC

As discussed elsewhere in this Annual Report, on January 10, 2006, we entered into a joint venture agreement with Resolve Capital Funding Corporation, Inc. ("Resolve") for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and commercial exploitation of the Detrital Wash Property. Each of Resolve and our Company will have a 50% membership interest in Star-Resolve Detrital Wash, LLC. As our capital contribution to the joint venture, upon the formation of Star-Resolve Detrital Wash, LLC, we are required to contribute our mineral rights in the Detrital Wash Property under a mining property lease. As Resolve's capital contribution to Star-Resolve Detrital Wash, LLC, Resolve is required to contribute 600,000 Canadian Dollars, equivalent to approximately $518,000 translated into U.S. Dollars using current exchange rate, within 60 to 90 days of the Joint Venture's formation. In addition, Resolve is required to use its best efforts to manage Star-Resolve Detrital Wash, LLC, including, without limitation, providing Star-Resolve Detrital Wash, LLC with access to its industry related contracts and its expertise in the commercial exploitation of mineral rights. Resolve will be the exclusive managing member of Star-Resolve Detrital Wash, LLC. Nonetheless, as of the date of filing of this report, Resolve has not made the required cash contribution and is in default under the joint venture agreement. Our management is currently engaged in discussions with Resolve regarding a resolution to Resolve’s breach of the joint venture agreement. However, there can be no assurance that the parties will reach an amicable resolution.

ITEM 2. DESCRIPTION OF PROPERTY

We currently hold interests in two properties that we believe show potential for mineral development. Both properties are unpatented mining claims located on federal public land and managed by the United States Bureau of Land Management.

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

Detrital Wash, Mohave County, Arizona Property

On March 3, 1998, we entered into a mineral lease with James R. Ardoin for the Detrital Wash mineral claims located one mile east of mile marker 22 on Highway 93, Mohave County, Arizona. The lease does not require any minimum payments, and charges a royalty of 2% of net smelter returns (NSR). The term of the lease is for 20 years with an option to renew for additional, successive 20-year terms.

The Detrital Wash Property originally consisted of 8 placer claims lying in Section 36, Township 28 North, Range 21 West and is easily accessed by partially paved entry off Highway 93 and has availability to electricity and water.

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

1.
A major flood in early 1900's washed away approximately 15 major gold and silver mines overlooking the Detrital on the West. These mining camps, among the most prolific and highest producing mines in the Western USA, were known as Silverado, Excelsior, Prince Albert, Occidental, Etc. According to County records most of the mine stockpiles and tailing were washed into the Detrital Wash. The flood acted as a water cannon stripping the landscape and washing everything down into the valley below.

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

As result, on February 16, 2005, the Company finalized an agreement with Zereko Nevada, Inc. (Zereko), a Nevada based corporation engaged in mining engineering and related services, for various services in support of the ongoing exploration activities at our Detrital Wash Property. In May 2005, Zereko issued a final report (the “Zereko Report”) on assay test results from the Detrital Wash Property. In order to prove the best process for extracting precious metals on the Detrital Wash Property, samples from drilling that took place in early April 2005 were sent to three different metallurgical laboratories as part of a blind test process: Mountain States R&D (“Mountain States”), AuRic Metallurgical Laboratories, LLC (“AuRic”), and Nevada Bureau of Geology and Mines (“NBGM”).

In assessing the samples, Mountain States used a strictly “fire assay” analysis process and returned negative results from all samples tested, which was not a surprise since, the “alluvial sand” on the Detrital Wash Property rarely tests positive in fire assays and the purposes of testing at Mountain States was to help validate the blind test process. On the other hand, AuRic reported positive results for gold, silver, platinum and palladium for each sample presented to AuRic for analysis and was consistent with Auric’s 1998 conclusions with respect to the Detrital Wash Property. It should be noted that since AuRic had been used in the past for testing samples on the Detrital Wash Property, this was a completely blind test and AuRic was not aware of the origin of the samples. Nevertheless, these recent samples returned with comparable results from earlier tests performed by AuRic on the Detrital Wash Property. The third lab, NBGM, received the bulk of the samples and reported no detectable results for gold, palladium or platinum, but reported significantly for silver in a large number of the samples. The findings of NBGM were qualified by Zereko in that NBGM’s testing procedures do not allow NBGM to go to the lower levels of gold, platinum and palladium detection necessary to obtain ‘detectable amounts.’ Gold, platinum and palladium must be tested at a lower level than silver for an accurate reading. AuRic’s findings in particular, led Zereko to conclude that gold, silver, platinum and palladium do exist at lower levels of detection on the Detrital Wash Property and are considered to have some economic value.

Currently we are attempting to raise additional capital to continue a staged exploration program on this property. .

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

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. At December 31, 2006, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholders meeting on December 1, 2006, in Shreveport, Louisiana. At the annual meeting, our shareholders elected as directors the following individuals: Denver Cashatt (7,378,499 shares for; 58,986,349 shares withheld), Joseph Therrell, Jr. (62,589,848 shares for; 3,775,000 shares withheld), Virginia Shehee (62,592,848 shares for; 3,772,000 shares withheld), Robert M. Glover (62,361,848 shares for; 3,775,000 shares withheld) and John Tuma (66,361,848 shares for; 3,000 shares withheld). The shareholders also approved our 2006 Stock Option Plan (58,059,848 shares for; 8,275,000 shares against; and 30,000 shares abstained) and ratified our appointment of Madsen & Associates CPA's, Inc. as our independent registered public accountant for the year ended December 31, 2006 (58,089,848 shares for; 4,500,000 shares against; and 3,775,000 shares abstained).

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Up until May 23 2003, our common stock was traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASD”) under the symbol ISRI. Since May 23, 2003, our common stock has been traded on the Pink Sheets under the Symbol ISRI.PK. On February 22, 2005, the NASDAQ assigned our Company a new trading symbol and our common stock began trading on the Pink Sheets under the symbol ILST.PK. On June 20, 2005, our common stock was approved by the NASD for listing on the OTC Bulleting Board, and since such date, our common stock has been trading under the symbol ILST.OB. The following table indicates quarterly high and low price per share for our common stock during the fiscal years ended December 31, 2006 and 2005. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions. The market for our shares has been sporadic and at times very limited.

Fiscal Year Ended December 31, 2006
	HIGH	LOW

4th Quarter ended December 31, 2006	$0.018	$0.010
3rd Quarter ended September 30, 2006	$0.045	$0.016
2nd Quarter ended June 30, 2006	$0.068	$0.025
1st Quarter ended March 31, 2006	$0.041	$0.037
4th Quarter ended December 31, 2005	$0.11	$0.025
3rd Quarter ended September 30, 2005	$0.11	$0.04
2nd Quarter ended June 30, 2005	$0.17	$0.07
1st Quarter ended March 31, 2005	$0.21	$0.06

The closing price of our common stock as of April 13, 2007 was $0.024 per share.

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

Number of Shareholders

At December 31, 2006, we had approximately 158 stockholders of record of our common stock. This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

We did not declare or pay any dividends during our fiscal years ended December 31, 2006 and 2005. There are no legal, contractual or other restrictions, which limit our ability to pay dividends. Payment of future dividends, if any, on our common stock, will be dependent upon the amounts of our future after-tax earnings, if any, and will be subject to the discretion of our Board of Directors. Our Board of Directors is not legally obligated to declare dividends, even if we are profitable. We have never paid any dividends on or common stock and we have no plans to do so in the near future. Instead, we plan to retain any earnings to finance the development of the business and for general corporate purposes.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of our shareholders to sell their shares.

Securities Authorized For Issuance under Equity Compensation Plans

On September 13, 2006, our Board unanimously voted to adopt a Stock Option and Restricted Stock Plan (the “Plan”) and to submit such Plan to a vote of our shareholders. Our shareholders voted and approved the adoption of the Plan on December 1, 2006, at our annual shareholders meeting. The Plan provided for a share reserve of 18,000,000 common shares for future issuances as direct awards or upon exercise of options granted under the Plan. As of the date of this filing, no stock options were granted to our named executive officers during the fiscal year ended December 31, 2006, nor have any stock options been granted to our named executive officers since December 31, 2006, through and including the filing date of this Report.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	—	18,000,000

Equity compensation plans not approved by security holders	0	—	0

Total	0	0	18,000,000

Recent Sales of Unregistered Securities

Set forth below is information regarding the sale of securities during the year ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On January 6, 2006, we issued a total of 1,437,500 shares of our common stock to two of our officers pursuant to the conversion of outstanding loans totaling $57,500 at a rate of $0.04 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In March of 2006, we sold 1,666,667 shares of our common stock to an individual at $0.015 per share. In connection with this sale, we paid an officer of our company $2,500 in commission. We believe the sale was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On March 13, 2006, we sold 9,100,000 shares of our common stock to an individual at $0.01 per share. In connection with this sale, we paid an officer of our company $9,100 in commission. We believe the sale was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On March 13, 2006, we sold 2,433,333 units of our securities, each unit consists of one share of our common stock and a warrant to purchase one share of common stock, to an individual at $0.015 per unit. Each warrant has an exercise price equal to 75% of the closing price of a share of our common stock on the date of exercise and expires on March 13, 2007. In connection with this sale, we paid an officer of our company $3,750 in commission. We believe the sale was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In June of 2006, we issued 1,000,000 shares of our common stock pursuant to the exercise of warrants at an exercise price of $0.02 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On June 27, 2006, we issued 2,000,000 shares of our common stock to an individual for services provided at a rate of $0.03 per share. This individual later became a director of our company. We believe the sale was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In August of 2006, we sold 2,000,000 shares of our common stock to three accredited investors for $0.015 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In August of 2006, we issued 1,666,667 shares of our common stock to a shareholder pursuant to the exercise of warrants at $0.012 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In August of 2006, we repriced the exercise price of warrants with the expiration date of August 5, 2006 from $0.05 to $0.01 per share. Pursuant to our warrant repricing, two shareholders and four affiliates of our company exercised the warrants to purchase an aggregate of 3,810,000 share of our common stock. We believe the sale was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In September and October of 2006, we issued an aggregate of 1,000,000 shares of our common stock to a shareholder pursuant to the exercise of warrants at $0.01 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On October 30, 2006, we committed to issue 18,591,682 share of our common stock to Kilpatrick Life Insurance Company, pursuant to the conversion of an outstanding loan of $250,000 and interest due in the amount of $28,875.25 at a rate of $0.015 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities in the fourth quarter of our fiscal year ended December 31, 2006. We did not repurchase any of our securities in the fourth quarter of our fiscal year ended December 31, 2006, and accordingly, we have eliminated such table.

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

Our directors and executive officers lack significant experience or technical training in exploring for precious metal deposits and developing mines. Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches such as mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in the mining industry. We plan to align our Company with reputable, knowledgeable experts in the mining industry to overcome this lack of experience and expertise, such as our service agreement with Zereko Nevada, Inc, and Karel Pieterse, a mining engineer.

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

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2006. In recognition of these trends, our independent registered accountants included cautionary statements in their report on our financial statements for the year ended December 31, 2006 that expressed "substantial doubt" regarding our ability to continue as a going concern. Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

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

During our fiscal year ended December 31, 2006, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.010 to $0.015 per share. In the aggregate, we sold 22,676,667 restricted common stock shares during our fiscal year 2006 for a net purchase price of $270,600. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act. (See: “Recent Sales of Unregistered Securities”).

In addition, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses. These advances have been repaid in cash and through the issuance of restricted shares of our common stock. There were no amounts owing to the Company’s directors at December 31, 2006 and 2005. During the year ended December 31, 2006, our Directors did not contribute any capital amounts to the Company.

LIQUIDITY

Liquidity and Capital Resources

	2006	2005

Net cash Used in Operating Activities	$(492,560)	$(651,875)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	290,600	656,826

General

Overall, we had negative cash flows of $201,960 for the year ended December 31, 2006, resulting from $492,560 used in our operating activities and $290,600 provided by our financing activities. No cash was provided by our investing activities for the fiscal year 2006.

Cash Used in Our Operating Activities

For the year ended December 31, 2006, net cash used in our operating activities of $492,560 was due primarily to general and administrative expenses and expenses associated with professional services and management fees and compensations.

Cash Provided by Our Financing Activities

Net cash used in our financing activities of $290,600 in the year ended December 31, 2006 was comprised of cash provided by the issuance of common stock and warrants.

Internal Sources of Liquidity

For the year ended December 31, 2006, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

On October 28, 2003, we approved the acceptance of a subscription agreement and loan agreement between us and Kilpatrick Life Insurance Company. Under the terms of these agreements, Kilpatrick Life Insurance Company loaned to us $250,000 pursuant to a promissory note, carrying an interest rate of 6% pr annum, with interest payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006, and is secured by a mortgage of a 25% mineral interest in our 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona. Kilpatrick Life Insurance Company had waived payment of all interest due until October 28, 2006.

On October 30, 2006, Kilpatrick Life Insurance Company converted the outstanding loan of $250,000 and interest due in the amount of $28,875.25 into shares of our common stock at a rate of $0.015 per share for a total of 18,591,682 shares.

Inflation

Management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2007, except that rising oil and gas prices may materially and adversely impact the economy generally.

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

ITEM 7. FINANCIAL STATEMENTS

Our Financial Statements and supplementary data are included beginning immediately following the signature page to this Report. See Item 13 for a list of the Financial Statements and financial statement schedules included with this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB, December 31, 2006. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)  Changes in Internal Control over Financial Reporting

There was no change in the our internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

As disclosed in our previous filings with the SEC, on October 28, 2003, we approved the acceptance of a subscription agreement and loan agreement between us and Kilpatrick Life Insurance Company, a major shareholder of our company. Under the terms of these agreements, Kilpatrick Life Insurance Company loaned to us $250,000 pursuant to a promissory note, carrying an interest rate of 6% pr annum, with interest payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006, and is secured by a mortgage of a 25% mineral interest in our 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona. Kilpatrick Life Insurance Company had waived payment of all interest due until October 28, 2006.

On October 30, 2006, Kilpatrick Life Insurance Company entered into an agreement with us to convert the outstanding loan of $250,000 and interest due in the amount of $28,875.25 into shares of our common stock at a rate of $0.015 per share for a total of 18,591,682 shares.

Item 3.02 Unregistered Sales of Equity Securities

As disclosed in Item 1.01 above, on October 30, 2006, we committed to issue 18,591,682 share of our restricted common stock to Kilpatrick Life Insurance Company, pursuant to the conversion of an outstanding loan of $250,000 and interest due in the amount of $28,875.25 at a rate of $0.015 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors, and their respective ages as of April 17, 2007, are as follows:

Name	Age	Position(s) Held	Date Service Began
Joseph E. Therrell, Jr.	66	Acting President, Acting Treasurer/Chief Financial Officer, Director	October 2004
Jacqulyn B. Wine	63	Acting Secretary	January 2007
Virginia K. Shehee	83	Director, Chairman of the Board	January 2005
Robert M. Glover	53	Director	November 2006
John E. Tuma	49	Director	November 2006

Mr. Joseph E. Therrell, Jr. currently serves as our Acting President, our Acting Treasurer/Chief Financial Officer, and as a Director on our Board of Directors. Mr. Therrell concurrently serves as the Vice President and Chief Investment Officer for Kilpatrick Life Insurance Company, a major shareholder of our Company. Mr. Therrell has served as a Director of our Company since October of 2005 and has served as the Vice President and Chief Investment Officer for Kilpatrick Life Insurance Company since December of 1989. He oversees all investments and commercial loans funded by Kilpatrick Life Insurance Company. Mr. Therrell attended Vanderbilt University in Nashville, Tennessee and graduated with a Bachelor’s Degree in History. He also attended Tennessee Bankers Association School at Vanderbilt in 1969 and received his Masters Degree in 1982 from the Graduate School of Banking of Louisiana State University in Baton Rouge, Louisiana. From 1965 to 1974, Mr. Therrell served as Branch Manager for First American National Bank in Nashville, Tennessee, and from 1974 to 1989, Mr. Therrell served as the Vice President of Louisiana Bank & Trust Company.

Ms. Jacqulyn B. Wine currently serves as our Acting Secretary. Ms. Wine is also the Assistant Secretary/Treasurer for Kilpatrick Life Insurance Company, a major shareholder of our Company. Ms. Wine commenced working for Kilpatrick Life Insurance Company as Executive Assistant to the President in 1990. Ms. Wine was elected Assistant Secretary and Assistant Treasurer in March of 1995. From February 1979 to September 1990, Ms. Wine concurrently served as Corporate Secretary of two related companies, McConathy Oil and Gas Company and McConathy Production, Inc.

Ms. Virginia K. Shehee currently serves as the Chairman of our Board of Directors, a position she has held since January 2005. Mr. Shehee concurrently serves as the President and Chief Executive Officer of Kilpatrick Life Insurance Company, a major shareholder of our Company, and Kilpatrick’s Rose-Neath Funeral Homes and Cemeteries, Inc. Ms. Shehee has served as the President and Chief Executive Officer of Kilpatrick Life Insurance Company and Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. since October 1971. She oversees all operations of Kilpatrick Life Insurance Company and Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. Ms. Shehee is a former State Senator of Louisiana and has served on the Forum 500 Board of Governors and on the Committee on Committees of the American Council of Life Insurance (ACLI). She has also served on the Board of Directors and on the Taxation Steering Committee of the ACLI. In addition, Mrs. Shehee is Chairman Emeritus of the Biomedical Research Foundation of Northwest Louisiana, for which she has previously served as the President and Chairman of its board of directors. Mrs. Shehee is a director of the Louisiana Insurers’ Conference and has previously served in various executive capacities for the Life Insurers Conference. She is the chairman of the Louisiana Life & Health Insurance Guaranty Association and a member of the National Organization of Life and Health Insurance Guaranty Association.

Mr. Robert M. Glover has served as a Director of our company since November 2006. Mr. Glover has also assisted our Company as a business consultant since April 2005. For the past 30 years, Mr. Glover has been the President of Glover Enterprises, a business consulting firm, and the President of Glover Security Services, a company specializing in personal protection services.

Mr. John E. Tuma has served as a Director of our Company since December 2006. Mr. Tuma has been the President and CEO of ARKLA Disposal Services, Inc., a water treatment and processing company, since February of 2001. From 1998 to January 2001, Mr. Tuma was the founder, President and CEO of Southwest Vacuum Services, Inc., which provided transportation of non-hazardous and hazardous waste water generators in Houston, Texas, and Shreveport, Louisiana. From 1994 to 1998, Mr. Tuma was the President and CEO of Re-Claim Environmental, Inc., where he operated two waste water facilities.

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

As of December 31, 2006, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors serves as our audit committee.

We also disclose that our Board has determined that we have not, and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2006 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our reporting persons were met except for the following reports: Forms 5 for John Tuma and Robert Glover.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions, a copy of which was filed as an Exhibit to the Annual Report on Form 10KSB for the fiscal year ended December 31, 2005. In addition, a copy of our code of ethics can be obtained by writing our Company at 1818 Marshall Street, Shreveport, Louisiana 71101.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our executive officers during 2006:

		Annual Compensation			Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Joseph E. Therrell, Jr., Acting President, Acting Treasurer/Chief Financial Officer	2006	0	0	0	0	0	0	0

Denver Cashatt	2006	55,538	6,250	0	0	0	0	0

Dorothy Wommack	2006	45,000	9,100	0	0	0	0	0

Stock Option Grants

No stock options were granted to our executive officers or directors during the year ended December 31, 2006.

Securities Authorized For Issuance under Equity Compensation Plans

We did not issue any securities to our executive officers or directors under our equity compensation plans during the year ended December 31, 2006.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our named executive officers during the fiscal year ended December 31, 2006, nor have any stock options been exercised by our named executive officers since December 31, 2006, through and including the filing date of this Report.

Compensation of Directors

Our directors do not receive any compensation for the services they provide to the Company as directors.

Employment Agreements

We currently do not have any written or oral employment agreements with Mr. Therrell or Ms. Wine to serve as our officers, nor have any terms of compensation for their services been approved.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class

Common	Joseph E. Therrell, Jr. 1818 Marshall Street Shreveport, LA 71101	1,704,545		0.63%

Common	Jacqulyn B. Wine 1818 Marshall Street Shreveport, LA 71101	266,667	(1)	0.10%

Common	Virginia K. Shehee 1818 Marshall St. Shreveport, LA 71161	57,954,409	(2)	21.35%

Common	Robert M. Glover 1485 County Road 3225 Mt. Pleasant, TX 75455-7902	2,150,000		8.35%

Common	John Tuma 18342 Wild Lilac Trail Humble, TX 77346	2,166,668		0.79%

Common	All officers and directors as a group	64,242,289		23.67%

Common	Denver B. Cashatt (3) 301 Alexander Road, Mt. Pleasant, TX 75455	1,768,752		0.65%

Common	Dottie Wommack (4) 412 Country Road Mt. Pleasant, TX 75455-7906	2,241,669		0.83%

Common	Kamal Alawas P.O. Box 1191 Everett, WA 98206	27,964,524 (5)		10.30%

(1)	Includes 166,667 shares owned by Ms. Wine’s husband.

(2)	Includes 33,760,000 shares beneficially owned by Kilpatrick Life Insurance Company, a privately-owned company controlled by Mrs. Shehee.

(3)	Mr. Cashatt resigned as our President, Chief Executive Officer and Director on January 8, 2007.

(4)	On January 16, 2007, Ms. Wommack was replaced by Mr. Therrell as our Acting Treasurer/Chief Financial Officer and by Ms. Wine as our Acting Secretary.

(5)	Includes 1,500,000 shares beneficially owned by Alawas Investments, an entity controlled by Mr. Alawas.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the transactions described below, during the last two years, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, or in any proposed transactions, which has materially affected or will materially affect us.

Transactions with Executive Officers and Directors

In April of 2004, we agreed to pay our executive officers Denver Cashatt and Dottie Wommack finder’s fees in an amount equal to 10% of the funds they raised in our private placements. During the fiscal year ended December 31, 2006, we paid Mr. Cashatt and Ms. Wommack a total of $6,250 and $9,100 in finder’s fees, respectively.

On or about November 4, 2005, we entered into an employment agreement with Robert M. Glover, who was, at the time, not a director of our company. Pursuant to the employment agreement, Mr. Glover agreed to act as our Director of Operations for an annual compensation of $100,000, to be paid on bi-monthly basis. Mr. Glover also receives a monthly car expense of $1,000 for the use of his personal vehicle and reimbursements for all documented cellular and other telephone expenses, as well as other business-related expenses. Mr. Glover is eligible for quarterly merit bonuses at the discretion of upper management. We also agreed to pay for taxes resulting from Mr. Glover’s compensation under the employment agreement. Upon the completion of an acquisition of any of our corporate properties, the entry of a joint venture that results in a dramatic improvement of the status of our company, or the successful buyout of our company, Mr. Glover is to receive 1,000,000 shares of our restricted common stock as a bonus at the discretion of our management. On January 18, 2006, the parties terminated this employment agreement.

Mr. Glover currently receives a monthly salary of $5,000 and reimbursement for gasoline for his car for services he provides us as our Director of Operations.

On or about November 4, 2005, we entered into an employment agreement with Denver Cashatt, our then President and Chief Executive Officer pursuant to which we agreed to pay Mr. Cashatt an annual salary of $100,000, to be paid on a monthly basis, to serve as our President and Chief Executive Officer. Furthermore, we agreed to reimburse Mr. Cashatt for his individual health insurance in the event that Mr. Cashatt qualifies for such and to pay taxes resulting from compensation Mr. Cashatt received under Form 1099. Mr. Cashatt was to also receive reimbursement for actual and reasonable business expenses incurred, including automobile expenses for the use of his personal vehicles and use of his personal dwelling for business offices at a monthly rate of $550 for office space and $50 for utilities. The term of the agreement was three years. Mr. Cashatt also received 2,000,000 shares of our restricted common stock as a signing bonus.

On or about November 4, 2005, we entered into an employment agreement with Dottie Wommack, our then Secretary, Treasurer and Chief Financial Officer, under which we agreed to pay Ms. Wommack an annual salary of $60,000, to be paid on a monthly basis, to serve as our Secretary, Treasurer and Chief Financial Officer. We further agreed to reimburse Ms. Wommack for all documented business-related expenses and individual health insurance in the event that Ms. Wommack qualifies for such and to pay taxes resulting from compensation Ms. Wommack received under Form 1099. Ms. Wommack was also to receive a monthly car expense of $500 for the use of her personal vehicle and reimbursements for all documented cellular and other telephone expenses, as well as other documented business-related expenses. Ms. Wommack was eligible for quarterly merit bonuses at the discretion of our management. Upon the completion of an acquisition of any of our corporate properties, the entry of a joint venture that results in a dramatic improvement of the status of our company, or the successful buyout of our company, Ms. Wommack was to receive 1,000,000 shares of our restricted common stock as a bonus at the discretion of our management.

In August of 2006, our Director Joseph E. Therrell, Jr. exercised warrants to purchase shares of our common stock at an exercise price of $0.01 per share, receiving 51,000 shares of our common stock for $5,100.

In August of 2006, our Director Virginia K. Shehee exercised warrants to purchase shares of our common stock at $0.01 per share, receiving 1,000,000 shares of our common stock for $10,000.

Transactions with Other Related Parties

As discussed above, on October 30, 2006, Kilpatrick Life Insurance Company, a major shareholder of our Company who employs Ms. Shehee as its Chief Executive Officer, Mr. Therrell as its Vice President and Chief Investment Officer, and Ms. Wine as its Assistant Secretary/Treasurer entered into an agreement with us to convert the outstanding loan of $250,000 and interest due in the amount of $28,875.25 into shares of our common stock at a rate of $0.015 per share for a total of 18,591,682 shares.

ITEM 13. EXHIBITS

Exhibit Index

Exhibit No.	Description

2.1 (3)	Acquisition Agreement and Plan of Reorganization dated November 15, 2002 by and among the Company, Pita King Bakeries and the Shareholders of Pita King

3.(I) (1)	Articles of Incorporation of the Company dated October 26, 1993.

3.(i) (10)	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on December 21, 2004.

3.(i) (10)	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on April 30, 1997.

3.(i) (10)	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on April 30, 1997.

3.(i) (10)	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on February 18, 1997.

3.(i) (10)	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on January 22, 1997

3.(II) (1)	Bylaws of the Company

4.1 (11)	Form of 2006 Stock Option Plan

4.2*	Form of Warrant Certificate

10.1 (2)	Independent Contractor/Consulting Agreement dated May 9, 2001 between the Company and James Williams.

10.1 (4)	Mining Property Lease Agreement dated March 2, 1998 between the Company and James R. Ardoin

10.2 (4)	Agreement dated July 17, 1998 between the Company and AuRc Metallurgical Laboratories, Inc.

10.3 (6)	Exploration Rights Agreement dated February 13, 2004 between the Company and Associated Placer Group

10.4 (7)	Service Agreement dated February 16, 2005 between the Company and Zereko Nevada, Inc.

10.5 (8)	Joint Venture Agreement dated January 10, 2006 between the Company and Resolve Capital Funding Corporation, Inc.

10.6 (9)	Agreement dated September 23, 2000 between the Company, Gold Standard Mines, Inc. and Howard Sadlier

10.7 (9)	Assignment of Rights to Proprietary Formula dated March 21, 2001 between the Company, Gold Standard Mines, Inc. and Howard Sadlier

10.8 (9)	Officer Employment Agreement dated April 1, 2004 between the Company and Dottie Wommack

10.9 (9)	Mutual Agreement to Dissolve Business Relationships with an effective date of January 1, 2004 between the Company Pita King Bakeries International, Inc.

10.10 (9)	Officer Employment Agreement dated November 4, 2005 between the Company and Denny Cashatt.

10.11*	Subscription Agreement dated March 9, 2006 between the Company and Davy Palmans

10.12*	Subscription Agreement dated March 13, 2006 between the Company and Robert Brown

10.13*	Subscription Agreement dated March 13, 2006 between the Company and Tim Harts

10.14*	Subscription Agreement dated August 4, 2006 between the Company and Plaut Holding Co. - J, L.P.

10.15*	Subscription Agreement dated August 4, 2006 between the Company and Joseph Burk and Marlene Burk JTWROS

10.16*	Subscription Agreement dated August 18, 2006 between the Company and Joseph C. Stauffer

10.17*	Subscription Agreement dated October 30, 2006 between the Company and Kilpatrick Life Insurance Company

14.1 (9)	Code of Ethics for Principal Executive Officers and Senior Financial Officers of the Company

21.1*	List of Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Financial Statements

Financial Statement Schedules

The financial statement schedules required by Regulation S-X are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed the accounting firm of Madsen & Associates CPA's, Inc. (“Madsen”) to serve as our independent auditors for the fiscal years ended December 31, 2006 and 2005. During our fiscal years 2006 and 2005, accrued fees owed to Madsen are as follows:

Audit Fees

2006	2005

$13,276	$12,431

Audit Related Fees

2006	2005

$0	$0

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

Tax Fees

2006	2005

$0	$0

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2006	2005

$0	$0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STAR, INC.

By: /s/ Joseph E. Therrell, Jr.
Joseph E. Therrell, Jr.
Acting President, Acting Treasurer and Director

Date: April 17, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph E. Therrell, Jr.
Joseph E. Therrell, Jr.
Acting President, Acting Treasurer and Director

Date: April 17, 2007

By: /s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Acting Secretary

Date: April 17, 2007

By: /s/ Virginia K. Shehee
Virginia K. Shehee
Director

Date: April 17, 2007

By: /s/ Robert M. Glover
Robert M. Glover
Director

Date: April 17, 2007

By: /s/ John E. Tuma
John E. Tuma
Director

Date: April 17, 2007

Board of Directors
International Star, Inc. and Subsidiaries
Shreveport, Louisiana

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of International Star, Inc. and Subsidiaries (an Exploration Stage Company) as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based upon our audits, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of its operations and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note J to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.
April 13, 2007
Salt Lake City, Utah

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(An Exploration Stage Company)

ASSETS
December 31,
2006
Current Assets:
Cash	$3,260
Total Current Assets	3,260

Fixed Assets (Net of Accumulated Depreciation)	28,564

Total Assets	$31,824

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$256,791
Deposits	20,000
Total Current Liabilities	276,791

Stockholders' Equity (Deficit):
Common Stock, $.001 par value; authorized 780,000,000 shares;	$257,694
issued and outstanding 257,693,292 at December 31, 2006
Paid-In Capital	4,162,327
Accumulated Deficit	(4,664,988)
Total Stockholders' Equity	(244,967)

Total Liabilities and Stockholders' Equity	$31,824

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			Inception of Exploration
	Year Ended	Year Ended	Stage (January 1, 2004) to
	December 31, 2006	December 31, 2005	December 31, 2006

Revenue:	$-	$-	$-
Total Revenue	-	-	-

Expenses:
Mineral exploration costs	57,217	247,640	536,002
Professional fees	110,601	24,435	222,849
Management fees & Compensation	426,355	420,727	1,343,909
Depreciation & amortization	3,400	1,614	7,873
General & administrative	211,986	93,615	347,975
Total Expenses	809,559	788,031	2,458,608

Net (Loss) from Operations	$(809,559)	$(788,031)	$(2,458,608)

Other Income (Expenses)
Interest Expense	(12,500)	(11,250)	(53,027)
Loss on divestiture of subsidiary	-	-	(99,472)
Total Other Expenses	(12,500)	(11,250)	(152,499)

Net Loss	(822,059)	(799,281)	(2,611,107)

Weighted Average Shares
Common Stock Outstanding	234,642,916	201,308,938

Net Loss Per Common Share
(Basic and Fully Dilutive)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

			Cumulative from
			Inception of Exploration
	Year Ended	Year Ended	Stage (January 1, 2004) to
	December 31, 2006	December 31, 2005	December 31, 2006
Cash Flows Used in Operating Activities:
Net Loss	$(822,059)	$(799,281)	$(2,611,107)

Common stock issued for services	76,000	-	$207,500
Loss of divestiture of Pita King	-	-	$99,472
Depreciation & Amortization	3,400	1,614	$7,873
Changes to Operating Assets and Liabilities:	-
(Increase) decrease in screened ore	-	-	$2,600
(Increase) decrease in Accounts Receivable and Prepaids	-	54,000	$79,795
(Increase) decrease in Inventories	-	-	$63,812
(Increase) decrease in goodwill			$92,874
(Decrease) Increase in accounts payables and accrued interest	250,099	91,792	$209,224
Cash Flows Used in Operating Activities	(492,560)	(651,875)	(1,847,957)

Cash Flows used in Investing Activities:
Purchase fixed assets	-	-	$(29,355)
Cash Flows Used in Investing Activities	-	-	(29,355)

Cash Flows from Financing Activities:
Deposits	20,000		20,000
Common stock and warrants issued for cash	270,600	656,826	$1,496,426
Cash Flows from Financing Activities	290,600	656,826	1,516,426

Net Increase (Decrease) in Cash	(201,960)	4,951	(360,886)

Cash at Beginning of Period	205,220	200,269	364,146

Cash at End of Period	$3,260	$205,220	$3,260

Supplemental Non-Cash Financing Activities:

Common stock issued for payment of notes payable and accrued interest	278,875

Common stock issued for accrued compensation	57,500

Capital contributed for payment of loans, cash advances and interest	$-	$81,392	$81,392

Interest Paid		$21,777	$31,883

Income Taxes Paid	$-	$-	$-

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY

Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2006

	Common	Common
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2003	180,126,681	$180,127	$2,183,198	$(2,053,882)	$309,443

Shares cancelled from divestiture of Pita King Bakeries, Int'l, Inc.	(12,000,000)	$(12,000)	$4,000	$-	$(8,000)
	-
Shares retained to Company and cancelled	(105,000)	$(105)	$(2,895)	$-	$(3,000)
	-
Common stock issued for cash. February 20, 2004	-
Valued at $.05 per share	90,000	$90	$1,410	$-	$1,500
	-
Common stock issued for cash. February 20, 2004	-
Valued at $.06 per share	300,000	$300	$5,700	$-	$6,000
	-
Common stock issued for cash. April 27, 2004	-
Valued at $.11 per share	409,092	$409	$14,591	$-	$15,000
	-
Common stock issued for cash. May 28, 2004	-
Valued at $.07 per share	454,545	$455	$9,545	$-	$10,000
	-
Common stock issued for cash. June 7, 2004	-
Valued at $.07 per share	4,090,908	$4,091	$85,909	$-	$90,000
	-
Capital contributed for interest expenses. June 30, 2004	-	$-	$7,500	$-	$7,500
	-
Common stock issued for services. September 30, 2004	-
Valued at $.03 per share	6,000,000	$6,000	$54,000	$-	$60,000
	-
Common stock issued for cash. October 6, 2004	-
Valued at $.10 per share	2,250,000	$2,250	$72,750	$-	$75,000
	-
Common stock issued for cash. November 29, 2004	-
Valued at $.10 per share	1,500,000	$1,500	$48,500	$-	$50,000
	-
Common stock issued for cash. December 8, 2004	-
Valued at $.10 per share	9,750,000	$9,750	$315,250	$-	$325,000
	-
Common stock issued for services. December 31, 2004	-
Valued at $.10 per share	420,000	$420	$13,580	$-	$14,000
	-
Capital contributed for services and accrued expenses	-	$-	$73,892	$-	$73,892
	-
Net (loss) for year ended December 31, 2004	-	$-	$-	$(799,281)	$(799,281)
	-
Balances at December 31, 2004	193,286,226	$193,286	$2,886,930	$(3,043,648)	$36,569

1 for 3 forward stock split. February 22, 2005

Common stock issued for cash. February 4, 2005
Valued at $.05 per share	199,500	$200	$9,776		9,975

Common stock issued for cash. February 4, 2005
Valued at $.05 per share	1,151,013	$1,151	$56,400		57,551

Common stock issued for cash. March 3, 2005
Valued at $.049	509,036	$509	$24,447		24,956

Common stock and warrants issued for cash. March 3, 2005
Valued at $.03	1,666,667	$1,667	$48,313		49,980

Common stock and warrants issued for cash. March 3, 2005
Valued at $.02	4,500,000	$4,500	$85,477		89,977

Common stock issued for cash, March 31, 2005
Valued at $.10	500,000	$500	$49,500		50,000

Common stock and warrants issued for cash, April 26, 2005
Valued at $.12	833,334	$833	$99,137		99,970

Common stock issued for cash, June 1, 2005.
Valued at $.066	150,000	$150	$9,850		10,000

Common stock and warrants issued for cash, June 8, 2005
Valued at $.06	975,000	$975	$57,495		58,470

Common stock and warrants issued for cash, August 22, 2005
Valued at $.02	6,300,000	$6,300	$119,700		126,000

Common stock and warrants issued for cash, August 22, 2005
Valued at $.12	166,667	$167	$19,833		20,000

Common stock issued for cash, December 16, 2005.
Valued at $.02	2,500,000	$2,500	$47,450		49,950

Common stock issued for cash, December 30, 2005.
Valued at $.04	250,000	$250	$9,750		10,000

Net (loss) for year ended December 31, 2005				(799,281)	(799,281)

	212,987,443	$212,987	$3,524,059	$(3,842,929)	(105,883)

Common stock issued for accrued compensaton, January 6, 2006
Valued at $ .04	1,437,500	$1,438	$56,062		57,500

Common stock issued for cash, March 13, 2006
Valued at $ .015	1,666,667	$1,667	$23,333		25,000

Common stock and warrants issued for cash, March 13, 2006
Valued at $ .015	2,433,333	$2,433	$34,067		36,500

Common stock issued for cash, March 20, 2006
Valued at $.01	9,100,000	$9,100	$81,900		91,000

Common stock issued for cash, June 12, 2006
Valued at $.02	1,000,000	$1,000	$19,000		20,000

Common stock issued for services, June 27, 2006
Valued at $ .038	2,000,000	$2,000	$74,000		$76,000

Common stock issued for cash, July 31, 2006
Valued at $ .012	1,666,667	$1,667	$18,333		$20,000

Common stock issued for cash, August 2006
Valued at $ .01	3,810,000	$3,810	$34,290		$38,100

Common stock issued for cash, August 2006
Valued at $.015	2,000,000	$2,000	$28,000		$30,000

Common stock issued for cash, October, 2006
Valued at $ .01 per share	1,000,000	$1,000	$9,000		$10,000

Common stock issued for note payable and accrued interest
October 30, 2006, Valued at $ .015 per share	18,591,682	$18,592	$260,283		$278,875

Net (loss) for year ended December 31, 2006				$(822,059)	$(822,059)

	257,693,292	257,694	4,162,327	(4,664,988)	(244,967)

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

A.	ORIGINATION AND HISTORY

International Star, Inc. (the “Company”) was incorporated October 28, 1993 as a Nevada corporation. On November 5, 1993, the Company issued 2,500 shares, no par value, for cash consideration of $5,000 in a 504 intrastate offering. The Company amended its Articles of Incorporation on January 22, 1997, increasing its authorized common stock from 2,500 shares to 100,000,000 shares and modifying its par value to $.001 per share.

In January 1997, the Company forward split its common stock to 6,000,000 shares in a 2400:1 exchange. In April 1997, the Company again forward split its stock 5:1, increasing the total outstanding shares to 30,000,000 and, in a reorganization of outstanding shares, canceled 17,400,000 shares, forward split the balance of the shares 8:1 for an additional issuance of 10,080,000 shares to the 12,600,000 shares outstanding, and then issued 300,000 shares to the shareholders who canceled the 17,400,000 shares, resulting in 22,980,000 shares issued and outstanding. Also, in April 1997, the Company issued 4,500,000 shares (valued at $10,000) in consideration of services performed by various individuals and corporations. The 4,500,000-share transaction, which predates the 5:1 and 8:1 transactions, were apparently not impacted by either of the two aforementioned forward splits, but resulted in a total of 27,480,000 shares of common stock issued and outstanding.

In April 1997, the Company entered the waste management business. The Company and an affiliated entity, American Holding Group entered into an oral agreement under which American Holding Group loaned the Company $50,000 at an interest rate of 3%. A portion of the loan was used to open a Company office in Idaho Falls, Idaho.

Due to a lack of capital, the Company sold its waste management business to Asia Kingtec Co., Ltd. in December 1997 in a small instrumentation sale for $17,444. The Company closed its office in January 1998 and abandoned the computers and office equipment, purchased at $6,981, to the three individuals who lead the Company into the waste management business. The Company accounts payable reflect $11,455 in disputed bills from these discontinued operations, which the Company does not intend to pay.

The three officers and directors who were appointed at the time of the Company’s connection with the foray into the waste management business, resigned in August 1999. The Company accepted the resignations on September 8, 1999.

On July 17, 1998, the Company entered into an extraction agreement with AuRic Metallurgical Laboratories, Inc., a Utah limited liability corporation, with the requirement that the Company pay a 1% net smelter return to AuRic for utilization of its technology.

On October 12, 1998, the Company entered into a letter of intent with North American Industrial Development Authority, Inc. (NAIDA) of Kingman, Arizona. The original proposal involved constructing an investment in a mineral processing plant in order to process ores from the Company’s mineral property. In exchange, NAIDA would receive 15% of the total ore produced. However, because of NAIDA’s inability to perform, the proposal was never set into motion.

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

On January 1, 2004, the original shareholders of Pita King and the management of the Company mutually agreed to dissolve their business relationship (see Note H).

The Company’s main focus of business, commencing January 1, 2004, is the exploration of mining claims and mining properties. The Company has, in accordance with guidelines of the Securities and Exchange Commission (SEC), appropriately disclosed that the company is considered an exploration stage company.

During 2006 the Company relocated its principal offices from Henderson, Nevada to Mount Pleasant, Texas and then to Shreveport, Louisiana.

B.	SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the fiscal year ended December 31, 2006 and the accounts of International Star, Inc., Qwik Track, Inc. for the fiscal year ended December 31, 2005. Qwik Track, Inc. has no assets and has not had any operations during 2006 and 2005.

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

The Company did not declare or pay any dividends during the fiscal years ended December 31, 2006 and 2005. There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends. Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors. The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. The Company has never paid any dividends on its common stock and has no plans to do so in the near future. Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

On May 30, 2001, the Company announced plans to focus on widening their exploration area, by re-establishing a project from 1998, the “Detrital Wash” project. Though positive results were generated from testing conducted of a 2-ton composite sample; the Company’s limited capital during the past 12 months has delayed commencement of any significant project operations. Still, the Company is continuing to expend efforts and resources to maintain the operating costs of its mining interests.

D.	LOANS AND ADVANCES FROM COMPANY DIRECTORS

Company directors have from time to time advanced funds to the Company for the payment of operating expenses. These advances are repaid in cash and through common stock of the Company. There were no amounts owing to directors on December 31, 2006 and 2005.

E.	COMMON STOCK

The Company issued options for the purchase of 2,280,000 common shares, to its directors on November 7, 2000. The options had an exercise price of $.25 per share, are vested as of the November 7, 2000, and have a 5-year duration. The Company did not recognize any compensation expense in connection with their issuance, as the Company values the issuance of its options under the “intrinsic value method”. Also, the option price exceeded or equaled the market value of the stock at the time of the grant of these options. These options expired on November 7, 2005.

On October 1, 2001, the Company issued 310,000 options, valued at $77,500, ($0.25 per option) to directors and employees of Qwik Track, Inc. These options are valid until October 1, 2005, and will be vested at 25% each year. These options expired on October 1, 2005.

During the year ended December 31, 2004, the Company issued 6,281,515 shares of common stock for cash with the shares valued at a range of $0.05 to $0.11 per share. The Company also issued 2,140,000 shares of common stock for services rendered to the Company at $0.03 and $0.10 per share.

On February 2, 2005, the Company executed a 1 for 3 forward stock split. This transaction has been retroactively applied to give effect to this forward stock split as if it occurred at the Company’s inception.

During the year ended December 31, 2005, the Company issued 19,701,217 shares of common stock and 16,025,001 warrants for cash with the shares valued at a range of $0.02 to $0.15 per share, and the warrants with an exercise price range of $0.03 to $0.15. These warrants do not have any registration rights and carry a two-year life. .

On September 13, 2006, subject to shareholder approval, the Board of Directors adopted resolutions approving a Stock Option Plan whereby the Company would reserve 18,000,000 common shares for issuance as incentive awards in the future. The Plan was approved by the shareholders on December 1, 2006. There were no options or shares issued from this plan during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 22,676,667 shares of common stock and 7,476,557 warrants for cash received in the amount of $271,600 with the common shares valued at a range of $0.01 to $0.03 per share, and the warrants with an exercise price of $0.01 to $0.03 per share. The Company issued 3,437,500 common shares valued at a range of $0.038 to $0.04 per share for services rendered to the Company. The Company also issued 18,591,682 common shares as payment for a note payable with a principal amount due of $250,000 and accrued interest of $28,875 on October 30, 2006.

At December 31, 2006 there were 8,333,333 warrants outstanding with an average exercise price of $0. 015 per share. The fair value of all warrants has been calculated using the Black-Scholes method, with the resulting value being immaterial to the financial statement presentation.

F.	ACQUISITION AND DIVESTITURE OF PITA KING BAKERIES INTERNATIONAL, INC.

On October 1, 2002, the Company issued 4,139,500 restricted shares of common stock to the shareholders of Pita King Bakeries International, Inc. (Pita King) and acquired all of the outstanding shares of Pita King. Pita King Bakeries International, Inc. (a Nevada corporation) is a wholly owned subsidiary and the holding company for Pita King Ltd. (a Washington corporation). Pita King, Ltd. began operations as a retail bakery in Everett, Washington in September of 2001 and continues to operate as a retail bakery. The results of Pita King’s operations for the fiscal year ended October 31, 2003 are included in the consolidated statement of operations.

Effective January 1, 2004, the original shareholders of Pita King and the management of the Company mutually agreed to dissolve their business relationship. Under terms of this dissolution, the original shareholders of Pita King returned 4,000,000 shares of common stock to the Company and Company agreed to forgive a $35,000 loan made to Pita King. The original shareholders of Pita King were allowed to retain 139,500 shares of the Company’s common stock which they had received as part of the original purchase of Pita King. The Company has recognized a loss of $99,472 on the divestiture of Pita King.

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

The Company will be exposed to various market risks as a part of its future operations. As an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative securities for profit. This discussion of the Company’s market risk assessments contains “forward looking statements” that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.

The Company’s future operating results will be substantially dependent upon the world market prices of Palladium, Platinum, Gold and Silver, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company may at times enter into forward sale contracts. The Company will continually evaluate the potential benefits of engaging in these strategies based on the then current market conditions. The Company may be exposed to nonperformance by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price.

I.	NOTE PAYABLE

On October 28, 2003 management approved the acceptance of a Subscription Agreement and Loan Agreement between the Company and a Life Insurance Company. Under the terms of the agreement, the Life Insurance Company loaned $250,000 to the Company. This note carries an interest rate of 6% per annum with interest only payable in quarterly installments with the first quarterly interest payment due on April 28, 2004. This note is due and payable in full on October 28, 2006 and is secured by a mortgage of a 25% mineral interest in the Company’s 1,280 acre Detrital Wash Mining Claims in Mohave County, Arizona (see Note C Establishing the Detrital Wash Project). This Life Insurance Company also purchased 7,663,500 shares of the Company’s common stock at a value of $0.03 1/3 for a total purchase price of $250,000. On October 30, 2006 the Company paid this note payable through the issuance of 18,591,682 shares of common stock for the payment of the principal balance of $250,000 and accrued interest of $28,875.

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

	Originally Reported	Restated	Adjustment
Balance Sheet
Total Assets	237,184	237,184	-
Paid in Capital	3,621,346	3,524,059	(97,287)
Accumulated Deficit	(3,940,216)	(3,842,929)	97,287
Total Liabilities & Stockholders’ Equity	237,184	237,184
Statement of Operations
Mineral Exploration costs	344,927	247,640	(97,287)
Net Loss	(896,568)	(799,281)	97,287
Weighted average shares Common stock outstanding	201,308,938	201,308,938	201,308,938
Net loss per share	$(0.00)	$(0.00)	$(0.00)

L.	RELATED PARTY TRANSACTIONS

The Company has agreed to pay officers, directors and employees of the Company a 10% finder’s fee on any private placement sales of common stock and upon any funds loaned to the Company for working capital. During the years ended December 31, 2006 and 2005 the amounts paid to officers, directors and employees as finder’s fees totaled $15,350 and $ 33,494 respectively.

In August of 2006, our Director Joseph E. Therrell, Jr. exercised warrants to purchase shares of our common stock at an exercise price of $0.01 per share, receiving 51,000 shares of our common stock for $5,100.

In August of 2006, our Director Virginia K. Shehee exercised warrants to purchase shares of our common stock at $0.01 per share, receiving 1,000,000 shares of our common stock for $10,000.

On October 30, 2006, Kilpatrick Life Insurance Company, a major shareholder of our Company who employs Ms. Shehee as its Chief Executive Officer, Mr. Therrell as its Vice President and Chief Investment Officer, and Ms. Wine as its Assistant Secretary/Treasurer entered into an agreement with us to convert the outstanding loan of $250,000 and interest due in the amount of $28,875.25 into shares of our common stock at a rate of $0.015 per share for a total of 18,591,682 shares.

On January 8, 2007, Mr. Denver Cashatt resigned as the President of the Company. On January 16, 2007 the Board of Directors appointed Mr. Joseph Therrell, as Acting President of the Company. The Company also relocated its offices to Shreveport, Louisiana. The Company shares office space with Kilpatrick Life Insurance Company (see Note I) who is a major shareholder of the Company. Mr. Therrell also serves a Vice-President and Chief Investment Officer of Kilpatrick Life Insurance Company.

M.	SUBSEQUENT EVENTS

As noted above the Company relocated its offices to Shreveport, Louisiana and currently shares office space with Kilpatrick Life Insurance Company, a major shareholder of the Company.

From January to March 31, 2007, the Company issued 14,025,642 shares of its common stock through private placements for $180,000.