Form 10QSB
period 2007-03-31
INTERNATIONAL STAR INC
filed 2007-05-14
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

1818 Marshall Street Shreveport, LA 71101
(Address of principal executive offices)

(318) 464-8687
(Issuer’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
The Company had 271,450,195 shares of common stock outstanding at May 8, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes ☐ No ☑

INTERNATIONAL STAR, INC.
Form 10-QSB
For The Quarterly Period Ended March 31, 2007

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2006. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2007 and its results of operations and its cash flows for the three and six month periods ended March 31, 2007.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2007	December 31, 2006

Current Assets:
Cash	$101,893	$3,260
Total Current Assets	101,893	3,260

Fixed Assets (Net of Depreciation)	27,714	28,564
Total Assets	$129,607	$31,824

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued interest	$252,671	$256,791
Depsoits	-	20,000
Total Current Liabilities	252,671	276,791

Stockholders' Equity (Deficit):
Preferred stock, undesignated par value; authorized
20,000,000 shares, no shares issued and outstanding
Common Stock, $.001 par value; authorized
780,000,000 shares; issued and outstanding 271,718,934and 257,693,292
at March 31, 2007 and December 31, 2006, respectively.	$271,719	$257,694
Paid-In Capital	4,328,302	4,162,327
Accumulated Deficit	(4,723,085)	(4,664,988)
Total Stockholders' Equity (Deficit)	(123,064)	(244,967)

Total Liabilities and Stockholders' Equity	$129,607	$31,824

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	From January 1, 2004 (Date of inception of exploration stage) to March 31, 2007

Revenue:	$-	$-	$-
Total Revenue	-	-	-

Expenses:
Mineral exploration costs	2,112	7,980	538,114
Professional fees	25,600	2,910	248,449
Compensation & management fees	-	91,210	1,343,909
Depreciation & amortization	850	850	8,723
General & administrative	30,332	135,222	378,307
Total Expenses	(58,894)	238,172	2,517,502

Net (loss) from operations	$(58,894)	$(238,172)	(2,517,502)

Other Income (Expense):
Interest income	$797		797
Interest expense		(3,750)	(53,027)
Loss on divestiture of subsidiary	-	-	(99,472)
Total Other Income	797	(3,750)	(152,499)

Net (loss)	(58,097)	(241,922)	(2,669,204)

Weighted Average Shares
Common Stock Outstanding	267,043,853	218,847,166

Net Loss Per Common Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	From January 1, 2004 (Date of inception of exploration stage) to March 31, 2007
Cash Flows Used in Operating Activities:
Net Loss	$(58,097)	$(241,922)	$(2,669,204)
Adjustments to reconcile net (loss) to net cash provided by operating activites:
Depreciation & Amortization	850	850	8,723
Loss in divestiture of subsidiary	-	-	99,472
Common stock issued for services	-	57,500	207,500
Net Cash used in Operations	(57,247)	(183,572)	(2,353,509)

Changes to Operating Assets and Liabilities:
(Increase) decrease in Accounts Receivable and Prepaids	-		79,795
(Increase) decrease in inventories	-	-	63,812
(Increase) decrease in other assets	-	-	95,474
(Decrease) increase in accounts payables and accrued interest	(4,120)	(38,169)	205,104
(Decrease) increase in accrued liability	-	-	-
Cash Flows Used in Operating Activities	(61,367)	(221,741)	(1,909,324)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	-	(29,355)
Cash Flows from Investing Activities	-	-	(29,355)

Cash Flows from Financing Activities:
Deposits	-	-	20,000
Proceeds from sale of common stock	160,000	153,500	1,656,426
Cash Flows from Financing Activities	160,000	153,500	1,676,426

Net Increase (Decrease) in Cash	98,633	(68,241)	(262,253)

Cash at Beginning of Period	3,260	205,220	364,146

Cash at End of Period	$101,893	$136,979	$101,893

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

A.   BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the three months ended March 31, 2007 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for a full year period.

B.   SIGNIFICANT ACCOUNTING POLICIES

(1)	Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the three months ended March 31, 2007.

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

(3) Dividend Policy

The Company did not declare or pay any dividends during the quarter ended March 31, 2007. There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends. Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors. The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. The Company has never paid any dividends on its common stock and has no plans to do so in the near future. Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

The Company has elected to follow the provisions of Statement of Financial Accounting Standards No. 123(R) - fair value reporting and related interpretations in accounting for its stock based compensation and stock option plans. Under this accounting standard, share-based awards are fair valued and the related stock compensation expense, when applicable, is reported in the current financial statements. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) with respect to employee stock options.

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

During the interim period ended March 31, 2007, the Company issued 14,025,642 shares of common stock for $160,000 cash and a $20,000 advance deposit that the Company had received prior to December 31, 2006. At December 31, 2006 there were 8,333,333 warrants to purchase additional shares of common stock. All of these outstanding warrants were either canceled by the Company or expired during the interim period ended March 31, 2007. During the interim period ended March 31, 2006, there were 1,437,500 shares of common stock valued at $57,500 that were issued for accrued compensation. There were no outstanding stock warrants or stock options at March 31, 2007.

E.	GOING CONCERN

The Company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional loans, and equity funding, which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management’s Discussion and Analysis of Financial Condition has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 1 of our Quarterly Report on Form 10-QSB for the three month period ended March 31, 2007. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

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

Our directors and executive officers own a significant amount of our voting capital common stock, and accordingly, exert considerable influence over us. As of March 31, 2007, our directors and executive officers beneficially owned common stock and securities convertible into our common stock which, upon exercise, would equal to approximately 23.67% of the voting power. As a result, these stockholders are potentially able to decide all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

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

Detrital Wash, Mohave County, Arizona Property

On March 3, 1998, we entered into a mineral lease with James R. Ardoin for the Detrital Wash mineral claims located one mile east of mile marker 22 on Hwy 93, Mohave County, Arizona. The lease does not require any minimum payments, and charges a royalty of 2% of net smelter returns (“NSR”). The term of the lease is for 20 years with an option to renew for additional, successive 20-year terms. In July 2004, we reached an agreement in principle with the holders of 131 placer association claims covering approximately 20,000 acres adjacent to and surrounding the original Detrital Wash Property. The agreement will grant us exclusive exploration rights on the claims, and first right of refusal for exclusive development rights in exchange for a 0.25% net smelter return payable to the claimholders. The agreement will require the company to expend a minimum of $125,000 on exploration during a three-year period.

Currently we are attempting to raise additional capital to continue a staged exploration program on the Detrital Wash Property. As part of this effort, we formed Star-Resolve Detrital Wash, LLC as part of a joint venture with Resolve Capital Funding Corporation, Inc. (“Resolve”) to engage in the development and commercial exploitation of the Detrital Wash Property. Each of Resolve and our Company will have a 50% membership interest in Star-Resolve Detrital Wash, LLC. Under this joint venture, Resolve has committed to use its best efforts to manage Star-Resolve Detrital Wash, LLC and to provide us access to its industry related contracts and its expertise in the commercial exploitation of mineral rights. Resolve will be the exclusive managing member of Star-Resolve Detrital Wash, LLC. As of the date of filing of this report, however, Resolve has not made the required cash contribution and is in default under the joint venture agreement. Our management is currently engaged in discussions with Resolve regarding a resolution to Resolve’s breach of the joint venture agreement. However, there can be no assurance that the parties will reach an amicable resolution.

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

The Wikieup Property at present consists of approximately 840 acres (42 lode claims) of mountainous terrain and is accessible by paved and dirt roads west of Wikieup, Arizona off U.S. Highway 93. The property is located in Section 36, Township 16 North, Range 14 West in the Holapa Mountain Range. There is nearby access to electricity and water.

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

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continue to have significant stockholder deficits and working capital deficits, as further explained in our Annual Report on Form 10KSB for the year ended December 31, 2006. In recognition of these trends, our independent registered accountants included cautionary statements in their report on our financial statements for the year ended December 31, 2006 that expressed "substantial doubt" regarding our ability to continue as a going concern. Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

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

Financing

We have no credit lines or other sources of cash. We believe our current cash is sufficient to sustain our administrative overhead over the next twelve months, and to continue some exploration operations on our Detrital Wash Property. We will continue to pursue means to expand our exploration activities, either by seeking additional capital through loans or private placements of our securities, or possibly entering joint venture arrangements with one or more other, more substantial companies, which will allow us access to Resolve’s industry related contracts and leverage off of Resolve’s expertise in commercial exploitation of mineral rights. If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diluted.

During our fiscal year ended December 31, 2006, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.010 to $0.015 per share. In the aggregate, we sold 22,676,667 restricted common stock shares during our fiscal year 2006 for a net purchase price of $270,600. During the three month period ended March 31, 2007, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.012 to $0.015 per share. In the aggregate, we sold 14,025,642 restricted common stock shares for a net purchase price of $180,000. We believe these issuances were exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act. (See: “Recent Sales of Unregistered Securities”).

In addition, certain of our directors have, from time to time, advanced funds to our Company for the payment of operating expenses. These advances have been repaid in cash and through the issuance of restricted shares of our common stock. No payments were due to the Company directors for these advances at March 31, 2007. During the three month period ended March 31, 2007, our Directors did not advance any funds to our Company.

LIQUIDITY

Liquidity and Capital Resources

	For the Three Months Ended	For the Three Months Ended
	March 31, 2007	March 31, 2006

Net cash Used in Operating Activities	$(57,247)	$(183,572)

Net Cash Used in Investing Activities	$0	$0

Net Cash Provided by Financing Activities	$160,000	$153,500

General

Overall, we had a net increase in cash of $98,633 for the three months ended March 31, 2007, resulting from $57,247 used in our operating activities and $160,000 provided by our financing activities.

Cash Used in Our Operating Activities

For the three month period ended March 31, 2007, net cash used in our operating activities of $57,247 was due primarily to general business, mining, and compensation expenses.

Cash Provided By Our Financing Activities

For the three month period ended March 31, 2007, net cash provided by our financing activities was attributed to the sale of our common stock resulting in proceeds of $160,000. We had also received $20,000 in advance deposit prior to December 31, 2006 from one of our directors for the purchase of our common stock in January of 2007.

Internal Sources of Liquidity

For the three month period ended March 31, 2007, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Specifically, we have identified a material weakness relating to our lack of competent financial management personnel with appropriate accounting knowledge and training and our financial inability to retain such financial management personnel during the three month period ended March 31, 2007. We continue to seek the capital necessary to hire additional personnel to address this weakness; however, as of the date of this report, we have not been able to do so. Any plan to address the above-identified material weakness will necessarily depend on our ability to obtain additional funding to hire and train additional personnel with the appropriate accounting knowledge, expertise and experience.

(b)  Changes in Internal Control over Financial Reporting

There was no change in the our internal controls that occurred during the three month period ended March 31, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. At March 31, 2007, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1 Legal Proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In January 2007, we sold to one of our directors 1,333,334 shares of our common stock at $0.015 per share and 833,334 shares of our common stock at $0.012 for an aggregate total of $30,000. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

On January 6, 2007, we issued an aggregate of 1,437,500 shares of our common stock, valued at $57,500, to two of our then officers as compensation in lieu of cash payment. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

On January 15, 2007, we sold 4,166,666 shares of our common stock to an investor at $.015 per share for an aggregate total of $50,000. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

On January 24, 2007, we sold 7,692,308 shares of our common stock to an investor at $0.013 per share for an aggregate total of $100,000. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities in the quarter ended March 31, 2007. We did not repurchase any of our securities in the quarter ended March 31, 2007, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of our security holders, whether through solicitation or proxies or otherwise, during the three month period ended March 31, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STAR, INC.

Dated: May 10, 2007                                                                            /s/ Joseph E. Therrell
Acting President, Acting Treasurer and Director