Form 10QSB
period 2007-06-30
INTERNATIONAL STAR INC
filed 2007-08-20
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
The Company had 273,362,274 shares of common stock outstanding at August 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

INTERNATIONAL STAR, INC.
Form 10-QSB
For The Quarterly Period Ended June 30, 2007

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL STAR, INC. AND SUBSIDIARIES  (Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

	(unaudited) June 30, 2007	Dec. 31, 2006
ASSETS
CURRENT ASSETS

Cash	$83,151	$3,260
Total Current Assets	83,151	3,260

FIXED ASSETS
- net of accumulated depreciation	26,864	28,564
Total Assets	$110,015	$31,824

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued interest	$265,378	$256,791
Note payable	-	20,000
Total Current Liabilities	265,378	276,791

STOCKHOLDERS' DEFICIENCY
Preferred stock
20,000,000 shares authorized,
Undesignated par value - none issued	-	-
Common stock
780,000,000 shares authorized, at $.001 par value;
273,631,013 shares issued at June 30, 2007
257,693,292 shares outstanding at Dec. 31, 2006	273,631	257,694
Capital in excess of par value	4,376,390	4,162,327
Deficit accumulated during the exploration stage	(4,805,384)	(4,664,988)
Total Stockholders' Deficit	(155,363)	(244,967)

Total Liabilities and Stockholders’ Deficit	$110,015	$31,824

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC. AND SUBSIDIARIES
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited
For the Three and Six Months Ended June 30, 2007 and 2006 and the period
January 1, 2004 (Date of Inception of Exploration Stage) to June 30, 2007

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	From January 1, 2004 (Date of inception of exploration stage) to June 30, 2007
REVENUES	$-	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-	$-
EXPENSES
Mineral exploration costs	-	7,494	2,112	15,474	538,114
Professional fees	61,966	34,500	87,566	37,410	310,415
Compensation & management fees	19,500	146,803	19,500	238,013	1,363,409
Depreciation & amortization	850	850	1,700	1,700	9,573
General & administrative	953	58,723	31,285	193,945	379,260
Total Expenses	(83,269)	(248,370)	(142,163)	(486,542)	(2,600,771)

NET (LOSS) FROM OPERATIONS	(83,269)	(248,370)	(142,163)	(486,542)	(2,600,771)

OTHER INCOME AND (EXPENSES)
Interest income	970	-	1,767	-	1,767
Interest expense	-	(3,750)		(7,500)	(53,027)
Loss on divestiture of subsidiary	-	-	-	-	(99,472)

NET (LOSS)	$(82,299)	$(252,120)	$(140,396)	$(494,042)	$(2,751,503)

WEIGHTED AVERAGE
SHARES COMMON STOCK
OUTSTANDING	273,631,013	228,573,330	272,674,974	223,710,249

NET LOSS PER COMMON SHARE

Basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the consolidated financial statements.

 INTERNATIONAL STAR, INC. AND SUBSIDIARIES
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited
For the Six Months Ended June 30, 2007 and 2006 and the Period
January 1, 2004 (Date of Inception of Exploration Stage) to June 30, 2007

	June 30, 2007	June 30, 2006	From January 1, 2004 (Date of inception of exploration stage) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140,396)	$(494,042)	$(2,751,503)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation & amortization	1,700	1,700	9,573
Loss in divesture of subsidiary	-	-	99,472
Common stock issued for services	-	133,500	207,500

CHANGES TO OPERATING ASSETS AND LIABILITIES

(Increase) decrease in accounts receivable and prepaids	-	-	79,795
(Increase) decrease in inventories	-	-	63,812
(Increase) decrease in other assets	-	-	95,474
Decrease) Increase in accounts payable and accrued interest	8,587	9,889	235,811
(Decrease) Increase in accrued liability	-	-	-
Net Cash (Used In) Operating Activities	(130,109)	(348,953)	(1,960,065)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(29,355)
Net Cash (Used In) Financing Activities			(29,355)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from deposit	-	-	20,000
Proceeds from sale of common stock	210,000	173,500	1,706,426
Net Cash Provided By Investing Activities	210,000	173,500	1,726,426

INCREASE (DECREASE) IN CASH	79,891	(175,453)	(262,995)
CASH AT BEGINNING OF PERIOD	3,260	205,220	346,146
CASH AT END OF PERIOD	$83,151	$29,767	$83,151

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC. AND SUBSIDIARIES
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

A.  BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the six months ended June 30, 2007 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2007 and the results of operations and cash flows for the six months ended June 30, 2007.

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

(1)	Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the six months ended June 30, 2007.

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

INTERNATIONAL STAR, INC. AND SUBSIDIARIES
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

(3)	Dividend Policy

The Company did not declare or pay any dividends during the quarter ended June 30, 2007. There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends. Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors. The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. The Company has never paid any dividends on its common stock and has no plans to do so in the near future. Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

(5)	Basic and Dilutive Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 “Earnings Per Share.” Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report. At June 30, 2007, the Company had no common equivalent shares of stock outstanding.

(6)	Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The Company had no other forms of comprehensive income since inception.

INTERNATIONAL STAR, INC. AND SUBSIDIARIES
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its net operating losses have been fully offset by a valuation allowance.

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

INTERNATIONAL STAR, INC. AND SUBSIDIARIES
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

(12)	Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of nine months or less to be cash equivalents.

(13)	Financial and Concentration Risk

The Company does not have any concentration or related financial credit risk

C.  DIVESTITURE OF PITA KING BAKERIES INTERNATIONAL, INC.

Effective January 1, 2004, the original shareholders of Pita King Bakeries International, Inc. and the management of the Company mutually agreed to dissolve their business relationship. Under terms of this dissolution, the original shareholders of Pita King Bakeries International, Inc. returned 4,000,000 shares of common stock to the Company and the Company agreed to forgive a $35,000 loan made to Pita King Bakeries International, Inc. The original shareholders of Pita King Bakeries International, Inc. were allowed to retain 139,500 share of the Company’s common stock which they had received as part of the original purchase of Pita King Bakeries International, Inc. by the Company. The Company has recognized a loss of $99,472 on the divestiture of Pita King Bakeries International, Inc.

D.	COMMON STOCK

During the interim period ended June 30, 2007, the Company issued 15,937,721 shares of common stock for $210,000 cash and a $20,000 advance deposit that the Company had received prior to December 31, 2006. At December 31, 2006 there were 8,333,333 warrants to purchase additional shares of common stock. All of these outstanding warrants were either canceled by the Company or expired during the interim period ended June 30, 2007. During the interim period ended June 30, 2006, there were 1,437,500 shares of common stock valued at $57,500 that were issued for accrued compensation. There were no outstanding stock warrants or stock options at June 30, 2007.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management’s Discussion and Analysis of Financial Condition has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 1 of our Quarterly Report on Form 10-QSB for the three month period ended June 30, 2007. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

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

Our directors and executive officers own a significant amount of our voting capital common stock, and accordingly, exert considerable influence over us. As of June 30, 2007, our directors and executive officers beneficially owned common stock equal to approximately 24.56% of the voting power. As a result, these stockholders are potentially able to decide all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

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

During our fiscal year ended December 31, 2006, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.010 to $0.015 per share. In the aggregate, we sold 22,676,667 restricted common stock shares during our fiscal year 2006 for a net purchase price of $270,600. During the six month period ended June 30, 2007, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.012 to $0.035 per share. In the aggregate, we sold 15,937,721 shares of common stock for $210,000 in cash and $20,000 advance deposit that we received prior to December 31, 2006. We believe these issuances were exempt from the registration requirements pursuant Section 4(2) of the Securities Act. (See: “Recent Sales of Unregistered Securities”).

In addition, certain of our directors have, from time to time, advanced funds to our Company for the payment of operating expenses. These advances have been repaid in cash and through the issuance of restricted shares of our common stock. No payments were due to the Company directors for these advances at June 30, 2007. During the three month period ended June 30, 2007, our Directors did not advance any funds to our Company.

LIQUIDITY

Liquidity and Capital Resources

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2007	2006

Net cash Used in Operating Activities	$(130,109)	$(348,953)
Net Cash Used in Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$210,000	$173,500

General

Overall, we had a net increase in cash of $79,891 for the six months ended June 30, 2007, resulting from $130,109 used in our operating activities and $210,000 provided by our financing activities.

Cash Used in Our Operating Activities

For the six month period ended June 30, 2007, net cash used in our operating activities of $130,109 was due primarily to general business, mining, and compensation expenses.

Cash Provided By Our Financing Activities

For the six month period ended June 30, 2007, net cash provided by our financing activities was attributed to the sale of our common stock resulting in proceeds of $210,000.

Internal Sources of Liquidity

For the six month period ended June 30, 2007, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Commission.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There was no change in the our internal controls that occurred during the three month period ended June 30, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. At June 30, 2007, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1 Legal Proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On April 9, 2007, we sold 769,232 shares of our common stock to an investor at a price of $0.013 per share for an aggregate of $10,000. We believe the issuance of the shares was exempt under Section 4(2) of the Securities Act.

On April 17, 2007, we sold an aggregate of 1,142,847 shares of our common stock to three investors at a price of $0.035 per share for an aggregate of $40,000. We believe the issuances of these shares were exempt under Section 4(2) of the Securities Act.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities in the quarter ended June 30, 2007. We did not repurchase any of our securities in the quarter ended June 30, 2007, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of our security holders, whether through solicitation or proxies or otherwise, during the three month period ended June 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Acting President pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of Acting Treasurer/Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Certification of Acting President pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Acting Treasurer/Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STAR INC.

Dated: August 17, 2007	By:	/s/ Virginia Shehee

Virginia Shehee Acting President and Chairman of the Board of Directors