Form 10QSB
period 2007-09-30
INTERNATIONAL STAR INC
filed 2007-11-16
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number _____000-28861_____________________

INTERNATIONAL STAR, INC.
(Exact name of small business as specified in its charter)

NEVADA	86-0876846
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1818 Marshall Street Shreveport, Louisiana 71101
(Address of principal executive offices)

(318) 464-8687
(Issuer’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No *

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
The Company had 273,362,274  shares of common stock outstanding at November 14, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐     No  ☒

INTERNATIONAL STAR, INC.
Form 10-QSB
For The Quarterly Period Ended September 30, 2007

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2006. In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2007 and its results of operations and its cash flows for nine month period ended September 30, 2007.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

September 30, 2007 and December 31, 2006

	Sept. 30, 2007	Dec. 31, 2006
CURRENT ASSETS
Cash	5,328	3,260
Total Current Assets	5,328	3,260

PROPERTY AND EQUIPMENT
- net of accumulated depreciation	26,014	28,564

Total Assets	31,342	31,824

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued interest	283,451	256,791
Note Payable	-	20,000
Total Current Liabilities	283,451	276,791

STOCKHOLDERS' DEFICIENCY
Preferred Stock
20,000,000 shares authorized,
Undesignated par value - none issued	-	-
Common stock
780,000,000 shares authorized, at $.001 par value;
273,631,013 shares issued at September 30, 2007
257,693,292 shares outstanding at Dec. 31, 2006	273,631	257,694
Capital in excess of par value	4,376,390	4,162,327
Deficit accumulated during the exploration stage	(4,902,130)	(4,664,988)
Total Stockholders' Equity	(252,109)	(244,967)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	31,342	31,824

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

September 30, 2007

					January 1, 2004 (date of inception of exploration stage) to
	3 months ended Sept. 30,		9 months ended Sept. 30,		September 30,
	2007	2006	2007	2006	2007
REVENUES
Total Revenue	$-	$-	$-	$-	$-

EXPENSES
Mineral exploration costs	22,125	37,282	24,237	52,756	560,239
Professional fees	43,255	10,992	130,820	48,402	353,670
Compensation & Management fees	17,000	70,498	36,500	308,511	1,380,409
Depreciation & amortization	850	850	2,550	2,550	10,423
General & administrative	13,897	19,388	45,182	213,333	393,156

Total operating expenses	97,127	139,010	239,289	625,552	2,697,897

NET (LOSS) FROM OPERATIONS	(97,127)	(139,010)	(239,289)	(625,552)	(2,697,897)

OTHER INCOME AND EXPENSES
Interest income	381	-	2,147	-	2,147
Interest expense	-	(3,750)	-	(11,250)	(53,027)
Loss on divestiture of subsidiary	-	-	-	-	(99,472)
	381	(3,750)	2,147	(11,250)	(150,352)

NET (LOSS)	(96,746)	(142,760)	(237,142)	(636,802)	(2,848,249)

WEIGHTED AVERAGE SHARES COMMON STOCK OUTSTANDING	273,631,013	204,681,548	272,674,974	227,246,312

NET LOSS PER COMMON SHARE
Basic and dilutive	(0.00)	(0.00)	(0.00)	(0.00)

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

September 30, 2007

	3 months ended Sept. 30,		9 months ended Sept. 30,		January 1, 2004 (date of inception of exploration stage) to Sept. 30,
	2007	2006	2007	2006	2007
Cash flows from operating activities:
Net (loss)	$(96,746)	$(142,760)	$(237,142)	$(636,802)	$(2,848,249)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	850	850	2,550	2,550	10,423
Loss in divesture of subsidiary	-	-	-	-	99,472
Common stock issued for services	-	-	-	133,500	207,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and prepaids	-	-	-	-	79,795
(Increase) decrease in inventories	-	-	-	-	63,812
(Increase) decrease in other assets	-	-	-	-	95,474
(Decrease) Increase in accounts payable and accrued interest	18,073	20,808	26,660	30,697	253,885
(Decrease) Increase in accrued liabilities	-	-	-	-	-
Net cash used in operating activities	(77,823)	(121,102)	(207,932)	(470,055)	(2,037,888)

Cash flows from investing activities:
Purchase of fixed assets	-	-	-	-	(29,355)
Net cash provided by investing activities	-	-	-	-	(29,355)

Cash flows from financing activities:
Proceeds from deposit	-	-	-	-	20,000
Proceeds from sale of common stock	-	93,100	210,000	266,600	1,706,426
Net cash provided by financing activities	-	93,100	210,000	266,600	1,726,426

Net increase (decrease) in cash and cash equivalents	(77,823)	(28,002)	2,068	(203,455)	(340,818)
Cash and cash equivalents, beginning of period	83,151	29,767	3,260	205,220	346,146

Cash and cash equivalents, end of period	$5,328	$1,765	$5,328	$1,765	$5,328

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2007

A.   BASIS OF PRESENTATION

The Interim financial statements of International Star, Inc. and Subsidiaries (the Company) for the nine months ended September 30, 2007 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and the results of operations and cash flows for the three and nine months ended September 30, 2007.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

(1)	Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the nine months ended September 30, 2007.

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

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2007

(continued)

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

(5)	Basic and Dilutive Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report. At September 30, 2007, the Company had no common equivalent shares of stock outstanding.

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

The Company has elected to follow the provisions of Statement of Financial Accounting Standards No. 123(R) – fair value reporting and related interpretations in accounting for its stock based compensation and stock option plans. Under this accounting standard, share-based awards are fair valued and the related stock compensation expense, when applicable, is reported in the current financial statements.   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) with respect to employee stock options.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2007

(continued)

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
(UNAUDITED)
September 30, 2007

(continued)

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

D.  COMMON STOCK

During the interim period ended September 30, 2007, the Company issued 15,937,721 shares of common stock for $210,000 cash and a $20,000 advance deposit that the Company had received prior to December 31, 2006.  At December 31, 2006 there were 8,333,333 warrants to purchase additional shares of common stock.  All of these outstanding warrants were either canceled by the Company or expired during the interim period ended September 30, 2007.  During the interim period ended September 30, 2006 the Company issued 21,676,667 shares of common stock for cash in the amount of $260,500.  During this same period, the Company issued 3,437,500 shares of common stock for accrued compensation in the amount of $133,500.  There were no outstanding stock warrants or stock options at September 30, 2007.

E.  GOING CONCERN

The Company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.  The management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans, and equity funding, which will enable the Company to operate for the coming year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management’s Discussion and Analysis of Financial Condition has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 1 of our Quarterly Report on Form 10-QSB for the nine month period ended September 30, 2007. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing.  The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks.  Our actual results could differ materially from those discussed here.

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

Our directors and executive officers lack significant experience or technical training in exploring for precious metal deposits and developing mines.  Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry.  Their decisions and choices may not take into account standard engineering or managerial approaches such as mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in the mining industry.  In the event we are able to obtain the necessary financial resources necessary to do so, we plan to align our Company with reputable, knowledgeable experts in the mining industry to overcome this lack of experience and expertise.

Any changes in government policy may result in changes to laws affecting ownership of assets, land tenure, mining policies, taxation, environmental regulations, labor relations, or other factors relating to our exploration activities.  Such changes could cause us to incur significant unforeseen expenses of compliance or even require us to suspend our activities altogether.

Our directors and executive officers own a significant amount of our voting capital common stock, and accordingly, exert considerable influence over us.  As of September 30, 2007, our directors and executive officers beneficially owned common stock equal to approximately 22.36% of the voting power.  As a result, these stockholders are potentially able to decide all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

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

We formed Star-Resolve Detrital Wash, LLC as part of a joint venture with Resolve Capital Funding Corporation, Inc. (“Resolve”) to engage in the development and commercial exploitation of the Detrital Wash Property.  Pursuant to the terms of a Joint Venture Agreement, each of Resolve and our Company were to have a 50% membership interest in Star-Resolve Detrital Wash, LLC.  Additionally, under the Joint Venture Agreement Resolve was to use its best efforts to manage Star-Resolve Detrital Wash, LLC and to have provided us access to its industry related contracts and its expertise in the commercial exploitation of mineral rights.  Resolve was to be the exclusive managing member of Star-Resolve Detrital Wash, LLC.  As of the date of filing of this report, however, Resolve has not made the required cash contribution and is in default under the Joint Venture Agreement.  Our management hopes to reach a resolution with Resolve concerning Resolve’s breach of the joint venture agreement.  However, there can be no assurance that the parties will reach an amicable resolution.

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

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception.  Accordingly, we continue to have significant stockholder deficits and working capital deficits, as further explained in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  In recognition of these trends, our independent registered accountants included cautionary statements in their report on our financial statements for the year ended December 31, 2006 that expressed "substantial doubt" regarding our ability to continue as a going concern.  Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

Our ability to continue as a going concern is dependent on obtaining additional working capital and our management has developed a strategy which it believes will accomplish this objective through additional equity funding, long term financing, and payment of our expenses by our officers, if needed, which will enable us to operate for the coming year.

Plan of Operation

Over the next twelve months, we intend to focus on obtaining financing necessary to add additional claims that may hold commercial mining value for further exploration of both the Detrital Wash Property and the Wikieup Property, to assess the commercial viability of mineral extraction from deposits on these properties and the establishment of precious metal reserves.

Due to our limited financial resources, we do not anticipate any significant purchase or sale of property, plant, or other equipment.  Employees, consultants and expertise will be added to the company as Management deems necessary and when financing permits.

Financing

We do not have any revenues, nor do we have any credit lines or other sources of cash. We are dependent on receiving debt and equity financing to meet our immediate capital needs. We plan to continue pursuing the means to fund our operating expenses and expand our exploration activities, either by seeking additional capital through loans or private placements of debt or equity securities, or possibly entering joint venture arrangements with one or more entities.  Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders.  If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diluted.

During our fiscal year ended December 31, 2006, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.010 to $0.015 per share.  In the aggregate, we sold 22,676,667 restricted common stock shares during our fiscal year 2006 for a net purchase price of $270,600.  During the nine month period ended September 30, 2007, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.012 to $0.035 per share.  In the aggregate, we sold 15,937,721 shares of common stock for $210,000 in cash and $20,000 advance deposit that we received prior to December 31, 2006.

In addition, certain of our directors have, from time to time, advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  No payments were due to the Company directors for these advances at September 30, 2007. During the three month period ended September 30, 2007, our Directors did not advance any funds to our Company.

LIQUIDITY

Liquidity and Capital Resources

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Net cash Used in Operating Activities	$(207,932)	$(470,055)
Net Cash Used in Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$210,000	$266,600

General

Overall, we had a net increase in cash of $2,068 for the nine months ended September 30, 2007, resulting from $207,932 used in our operating activities and $210,000 provided by our financing activities.

Cash Used in Our Operating Activities

For the nine month period ended September 30, 2007, net cash used in our operating activities of $207,932 was due primarily to general business, regulatory compliance, mining, and compensation expenses.

Cash Provided By Our Financing Activities

For the nine month period ended September 30, 2007, net cash provided by our financing activities was attributed to the sale of our common stock resulting in proceeds of $210,000.

Internal Sources of Liquidity

For the nine month period ended September 30, 2007, the funds generated from our operations were insufficient to fund our daily operations.  There is no assurance that funds from our operations will meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on this evaluation, our President and Treasurer/Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Commission.

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

(b)            Changes in Internal Control over Financial Reporting

There was no change in the our internal controls that occurred during the three month period ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

ITEM 3A(T).  CONTROLS AND PROCEDURES

See Item 3.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At September 30, 2007, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1 Legal Proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of our security holders, whether through solicitation or proxies or otherwise, during the three month period ended September 30, 2007.

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

INTERNATIONAL STAR INC.

Date: November 16, 2007	By:	/s/ Virginia K. Shehee
Virginia K. Shehee
Acting President and Chairman of the Board of Directors
(PRINCIPAL EXECUTIVE OFFICER)

(PRINCIPAL EXECUTIVE OFFICER)

Date: November 16, 2007	By:	/s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Acting Treasurer/Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)