Form 10KSB
period 2007-12-31
INTERNATIONAL STAR INC
filed 2008-03-31
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ______ to ______

Commission File Number:  000-26017

INTERNATIONAL STAR, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	86-0876846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1818 Marshall Street, Shreveport, LA	71101
(Address of principal executive offices)	(Zip Code)

(318) 464-8687
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
 Yes  ☐   No  ☒

The issuer’s revenues for the year ended December 31, 2007, were $0.

Based on the closing sale price of $0.010 on March 17, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,733,623.

As of March 17, 2008, there were 273,362,274 shares of the registrant’s Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐ No  ☒

INTERNATIONAL STAR, INC.
Form 10-KSB
For the Fiscal Year Ended December 31, 2007

PART I

FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “expect,” “anticipate,” “assume,” “hope,” “plan,” “believe,” “seek,” “estimate,” “predict,” “approximate,” “potential,” “continue,” or the negative of such terms.  Statements including these words and variations of such words, and other similar expressions, are forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, factors described elsewhere in this Annual Report on Form 10-KSB and the following:  changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; the costs of complying with changes in applicable environmental or land use laws or regulations; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact on our ability to conduct our own business operations.

Forward-looking statements that we make, or that are made by others on our behalf with our knowledge and express permission, are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements.  Consequently, these cautionary statements qualify all of the forward-looking statements we make herein.  We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect.  We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf which are expressly qualified in their entirety by these cautionary statements.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

ITEM 1.                      BUSINESS

Our Background and Business Development

International Star, Inc. (“us,” “we,” “our” or the “Company”) was organized under the laws of the State of Nevada on October 28, 1993, as Mattress Showrooms, Inc.  In 1997, we changed our corporate name to International Star, Inc. and became engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems.  Despite our efforts, we were unable to develop this business beyond the start-up stage.  Following our unsuccessful venture in waste management, we refocused our business efforts on mineral exploration in 1998.  Currently, we are primarily engaged in the acquisition and exploration of precious metals mineral properties.  Since 1998, we have examined various mineral properties prospective for precious metals and minerals and have acquired interests in those we believe may contain precious metals and minerals.  Our properties are located in Arizona.  We have not established that any of our properties contain reserves.  A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Further exploration will be needed before a final determination can be made whether any property is economically and legally feasible.  Therefore, at present we have no reserves and no income from mineral production.

On March 2, 1998, we entered into a mining property lease agreement with James R. Ardoin pursuant to which Mr. Ardoin leased to our Company eight mineral claims located in the Detrital Wash area around mile marker 22 on Highway 93, Mohave County, Arizona, for the purpose of exploring for minerals, and if minerals are found on the lands leased to us pursuant to this lease, for the extraction, treatment, and sale of such minerals.  We agreed to pay Mr. Ardoin a production royalty equal to two percent (2%) of net smelter returns (“NSR”) (as defined in the lease).  The term of this lease is for 20 years, with an option to renew for a successive 20-year term.  In July 2004, we acquired additional claims totaling approximately 20,000 acres adjacent to our original claims pursuant to an exploration rights agreement with the holders of the claims.  The agreement granted us exploration rights on the claims, and first right of refusal to enter into a mineral lease agreement in exchange for a 0.25% NSR payable to the claimholders should the Company bring the property into production.  These claims provide the Company an aggregate of approximately 21,000 acres in the Detrital Wash area upon which we are conducting mineral exploration (collectively, the “Detrital Wash Property”).

On March 26, 2001, we purchased from Gold Standard Mines, Inc. 51 lode mining claims located in the Wikieup mining district, Mohave County, Arizona (collectively, the “Wikieup Property”) and the exclusive rights to an extraction process for the recovery of precious metals from the Wikieup Property that was developed by the claim owner.  A lode mining claim is a claim asserting the right to extract minerals from a parcel of federal land where deposits of minerals encased in or surrounded by hard rock, such as veins, fissures, lodes and disseminated ore bodies, have been discovered.  We have not had the extraction process for the Wikieup Property verified by an independent source.  As consideration for the claims, we issued 1,000,000 shares of our restricted common stock having an aggregate value of $400,000 as of the date of the acquisition.  In exchange, we received a notarized quitclaim deed granting us all rights, interest and title to 51 lode mining claims.  The deed was subsequently recorded at the United States Bureau of Land Management office in Phoenix, Arizona, and at Mohave County in Kingman, Arizona.

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

Effective October 1, 2002, we acquired Pita King Bakeries International, Inc. (“Pita King”). Up until we dissolved our business relationship with Pita King, this company operated as our wholly-owned subsidiary engaged in the production and marketing of a variety of pita breads and chips.  However, effective January 1, 2004, we and the principals of Pita King mutually agreed to dissolve our business relationship pursuant to a Mutual Agreement to Dissolve Business Relationship (the “Dissolution Agreement”).  Pursuant to the terms of the Dissolution Agreement, we forgave a debt owing from Pita King to our Company in the aggregate amount of $35,000, and in exchange, the principals and officers of Pita King agreed to return 4,000,000 shares of our common stock that was issued in connection with our acquisition of Pita King.  We agreed that the remaining 139,500 shares of our common stock that was issued to the original shareholders of Pita King in connection with the acquisition would remain the property of such shareholders and would be unaffected by the Dissolution Agreement.  As a result, Pita King no longer operates as our wholly-owned subsidiary.

On January 10, 2006, we entered into a joint venture agreement with Resolve Capital Funding Corporation, Inc. (“Resolve”) for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and commercial exploitation of the Detrital Wash Property.  The joint venture agreement provided that each of Resolve and our Company would have a 50% membership interest in Star-Resolve Detrital Wash, LLC.  As our capital contribution to the joint venture, upon the formation of Star-Resolve Detrital Wash, LLC, we were required to contribute our mineral rights in the Detrital Wash Property under a mining property lease.  As Resolve’s capital contribution to Star-Resolve Detrital Wash, LLC, Resolve was required to contribute 600,000 Canadian Dollars (equivalent to approximately $598,620 translated into U.S. Dollars using the exchange rate as of March 17, 2008) within 60 to 90 days of the joint venture’s formation.  In addition, Resolve was required to use its best efforts to manage Star-Resolve Detrital Wash, LLC, including, without limitation, providing Star-Resolve Detrital Wash, LLC with access to its industry related contracts and its expertise in the commercial exploitation of mineral rights.  Resolve was to be the exclusive managing member of Star-Resolve Detrital Wash, LLC.  Although the LLC was formed pursuant to the joint venture agreement, Resolve did not make the required cash contribution and, as of the date of filing of this report, remains in default under the joint venture agreement.  Our management has suspended further pursuit of the joint venture and its efforts to obtain a resolution to Resolve’s breach of the joint venture agreement.

Exploration Planning – Speculative Nature of Mineral Exploration

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

Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act affect mineral operations.  For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting.  Other non-environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations.  For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues.  Compliance with these laws, and any regulations, can make the development of mining claims prohibitively expensive, thereby impeding the sale or lease of properties, or curtailing profits or royalties, which might have been received.  We cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be.

Facilities

We own no production, laboratory or storage facilities and rent space as appropriate when necessary.  Our executive offices are located at 1818 Marshall Street, Shreveport, Louisiana 71101.

Employees

As of December 31, 2007, we had no employees other than our executive officers, nor any plans to recruit employees within the next twelve months.  However, employees, consultants and expertise will be added to the Company as management deems necessary and when financing permits.

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

Subsidiaries

Qwik Track, Inc.

On October 15, 2001, we organized Qwik Track, Inc. as our wholly-owned subsidiary to operate as a web-based service business providing the wagering enthusiast with thoroughbred handicapping, analytical data and statistical information for racetrack wagering over the Internet.  As of November 2003, we suspended business development of our Qwik Track subsidiary in order to focus our limited resources on exploring our mineral properties.  As a result, Qwik Track, Inc. is not currently an active business entity.  At the time of this filing, we do not have plans to reactivate this subsidiary.

Pita King Bakeries International, Inc.

Effective October 1, 2002, we acquired Pita King Bakeries International, Inc. (“Pita King”) and appointed Hassan Alaeddine to our Board of Directors.  Until we dissolved our business relationship with Pita King, this subsidiary produced and marketed a variety of pita breads and chips.  However, effective January 1, 2004, we and the principals of Pita King mutually agreed to dissolve our business relationship pursuant to a Mutual Agreement to Dissolve Business Relationship (the “Dissolution Agreement”).  Pursuant to the terms of the Dissolution Agreement, we forgave a debt owing from Pita King to our Company in the aggregate amount of $35,000, and in exchange, the principals and officers of Pita King agreed to return 4,000,000 shares of our common stock that were issued in connection with our acquisition of Pita King.  We agreed that the remaining 139,500 shares of our common stock that were issued to the original shareholders of Pita King in connection with the acquisition would remain the property of such shareholders and would be unaffected by the Dissolution Agreement.  As of January 1, 2004, Pita King no longer operates as our wholly-owned subsidiary.  We recognized a loss of $99,472 on the divestiture of Pita King during 2004.

Star-Resolve Detrital Wash, LLC

On January 10, 2006, we entered into a joint venture agreement with Resolve Capital Funding Corporation, Inc. (“Resolve”) for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and commercial exploitation of the Detrital Wash Property.  The joint venture agreement provided that each of Resolve and our Company would have a 50% membership interest in Star-Resolve Detrital Wash, LLC.  As our capital contribution to the joint venture, upon the formation of Star-Resolve Detrital Wash, LLC, we were required to contribute our mineral rights in the Detrital Wash Property under a mining property lease.  As Resolve’s capital contribution to Star-Resolve Detrital Wash, LLC, Resolve was required to contribute 600,000 Canadian Dollars (equivalent to approximately $598,620 translated into U.S. Dollars using the exchange rate as of March 17, 2008) within 60 to 90 days of the joint venture’s formation.  In addition, Resolve was required to use its best efforts to manage Star-Resolve Detrital Wash, LLC, including, without limitation, providing Star-Resolve Detrital Wash, LLC with access to its industry related contracts and its expertise in the commercial exploitation of mineral rights.  Resolve was to be the exclusive managing member of Star-Resolve Detrital Wash, LLC.  Although the LLC was formed pursuant to the joint venture agreement, Resolve did not make the required cash contribution and, as of the date of filing of this report, remains in default under the joint venture agreement.  Our management has suspended further pursuit of the joint venture and its efforts to obtain a resolution to Resolve’s breach of the joint venture agreement.  As a result, Star-Resolve Detrital Wash, LLC is not currently an active business entity.  At the time of this filing, we do not have plans to seek reactivation of this subsidiary.

ITEM 2.    DESCRIPTION OF PROPERTY

We currently hold interests in two properties that we believe show potential for mineral development.  Both properties are unpatented mining claims located on federal public land managed by the United States Department of Interior, Bureau of Land Management (“BLM”).  We are obligated to pay a maintenance fee of $125 per claim per year to the BLM.

Unpatented mining claims are “located” or “staked” by individuals or companies on particular parcels of federal public land upon which the individual or company asserts the right to extract and develop a mineral deposit.  Mining claims may be one of two types: lode and placer.  Lode claims are claims on land where mineral deposits have been discovered encased in or surrounded by hard rock, such as veins, fissures, lodes and disseminated ore bodies.  Placer claims are claims upon land containing deposits of loose, unconsolidated material, such as gravel beds, or containing certain consolidated sedimentary deposits lying at the surface.  Federal law limits each lode claim to no more than 1,500 feet along the length of the deposit and no more than 300 feet to either side of the center line of the deposit.  A placer claim may be up to 20 acres for a single individual or corporation, and up to as many as 160 acres for an association of at least eight owners.

If the statutes and regulations for the location and maintenance of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals.  Failure to pay maintenance fees or make the required filings (such as described above) may render the mining claim void or voidable.  We believe we have valid claims, but, because mining claims are self-initiated and self-maintained, it is impossible to ascertain their validity solely from public real estate records.  If the government challenges the validity of an unpatented mining claim, we would have the burden of proving the present economic feasibility of mining minerals located on the claims.

Property title uncertainties exist in the mining industry.  We believe that we have good title to our properties; however, defects in such title could have a material adverse effect on us.  We have investigated our rights to explore, exploit and develop our various properties in manners consistent with industry practice, and except as described below, to the best of our knowledge, those rights are in good standing.  However, we cannot assure that the title to our properties will not be challenged or impugned by third parties or governmental agencies or that third parties have not staked claims, or will not in the future stake claims, on lands for which we believe we have good title to existing claims.  In addition, we cannot assure that the properties in which we have an interest are not subject to prior unregistered agreements.  Any such undetected defects could cause us to lose our rights to the property or to incur substantial expense in defending our rights.

We have reason to believe that a third party may have staked placer claims on several of our existing placer claims in our Detrital Wash Property.  We are currently in the process of ascertaining our rights with respect to these properties.

Detrital Wash, Mohave County, Arizona Property

Property and Location

The Detrital Wash Property consists of approximately 21,000 acres of land located approximately 56 miles from Las Vegas, Nevada, and 22 miles south of the Hoover Dam on U.S. Highway 93, Mohave County, Arizona.  The property is easily accessed by partially paved entry off Highway 93 and has availability to electricity and water.

The Detrital Wash Property is comprised of both placer and lode mining claims.  In March 1998, we entered into a mineral lease with James R. Ardoin for eight placer claims located one mile east of mile marker 22 on Highway 93, lying in Section 36, Township 28 North, Range 21 West, Mohave County, Arizona.  The lease does not require any minimum payments, and charges a royalty of 2% of net smelter returns (“NSR”).  The term of the lease is for 20 years with an option to renew for an additional, successive 20-year term.

In July 2004, we entered into an exploration rights agreement with the holders, some of whom were then directors or officers of the Company, of 131 placer association claims covering approximately 20,000 acres adjacent to and surrounding our original eight claims.  The agreement granted us exploration rights on the claims, and first right of refusal to enter into a mineral lease agreement in exchange for a 0.25% NSR payable to the claimholders should the Company bring the property into production.  The agreement required us to expend a minimum of $125,000 on exploration during the three-year period following the execution of the exploration agreement and to maintain the claims in good standing by paying the required maintenance fees to the BLM.  We are currently exploring options to obtain clear title to these claims.

These 20,000-plus acres of placer claims cover the Detrital Wash drainage as well as areas of the surrounding Black Mountains and White Hills in northwestern Arizona.  The Detrital Wash area is composed of alluvial materials eroded and deposited from the surrounding mountains as well as from upstream to the south and west.  Based on the presence of gold and silver producing mines in the Black Mountains and the White Hills, we believe placer deposits of precious metals may exist on the Detrital Wash Property.  We cannot assure that we will discover such deposits or that, if such deposits are discovered, we will be able to commercially produce such mineral deposits.

Our Detrital Wash Property also consists of 200 lode claims located along the western front of the White Hills.  These lode claims have been converted from our existing placer claims based on the existence of mineralization in the bedrock.  The lode claims cover known and anticipated northerly extensions of veins found in the White Hills and mineralized structures to the south.

In 2007, we paid an aggregate of $16,875 in maintenance fees to the BLM for the Detrital Wash Property.

Operations

We are aggressively pursuing a program to increase our land holdings in the Detrital Wash area by adding new lode claims and converting placer claims to lode claims where mineralization occurs in the bedrock.  In addition, we currently have engaged consultants who are conducting a program of testing geological samples from the property for mineralization and mapping the existing geology.  We plan to extend this sampling and geology mapping program to any new claims added to our inventory as well as surrounding areas of interest we believe may contain valuable mineralization.  We intend to utilize the initial results of this program to evaluate our Detrital Wash Property and further design an exploration program to best determine its mineral potential.

Wikieup, Arizona Property

Property and Location

Our Wikieup Property consists of 42 lode claims located approximately three miles west of U.S. Highway 93 in Section 36, Township 16N, Range 14W in the Hualapai Mountain Range at Wikieup, Arizona.  These claims comprise approximately 840 acres of mountainous terrain.  The property is easily accessible by paved and dirt roads west of Wikieup, Arizona, from U.S. Highway 93 and has nearby access to electricity and water.

The Hualapai Mountain Range consists of pre-cambrian gneiss and schist that has locally been intruded by quartz monzonite and granitic rocks of probable Laramide age.  Laramide age intrusives are traditionally one of the primary host rocks for Arizona porphyry copper deposits.  Notable ore deposits and mines nearby are the Oatman Mining District to the northwest and the Bagdad open pit copper mine to the southeast of this area.

We purchased the Wikieup claims from Gold Standard Mines, Inc. in March 2001 in exchange for which we issued 1,000,000 shares of our restricted common stock having an aggregate value of $400,000 as of the date of the acquisition.  We received from Gold Standard Mines a notarized quitclaim deed granting us all rights, interest and title to 51 lode mining claims.  The deed was subsequently recorded at the United States Bureau of Land Management office in Phoenix, Arizona, and at Mohave County in Kingman, Arizona.

In 2007, we paid an aggregate of $5,250 in maintenance fees to the BLM for the Wikieup Property.

Operations

Due to our limited financial resources, we do not currently have plans to engage in development activities on the Wikieup Property during 2008.  However, should adequate financing become available, management may implement an aggressive campaign to identify through accepted geological processes any mineralization occurring on our Wikeiup claims.

ITEM 3.    LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At December 31, 2007, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 3.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until May 23, 2003, our common stock was traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASD”) under the symbol ISRI.  Since May 23, 2003, our common stock has been traded on the Pink Sheets under the Symbol ISRI.PK.  On February 22, 2005, the NASDAQ assigned our Company a new trading symbol and our common stock began trading on the Pink Sheets under the symbol ILST.PK.  On June 20, 2005, our common stock was approved by the NASD for listing on the OTC Bulleting Board, and since such date, our common stock has been trading under the symbol ILST.OB.  The following table indicates quarterly high and low price per share for our common stock during the fiscal years ended December 31, 2007 and 2006.  These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.  The market for our shares has been sporadic and at times very limited.

Fiscal Year Ended December 31, 2007
	HIGH	LOW
4th Quarter ended December 31, 2007	$0.020	$0.007
3rd Quarter ended September 30, 2007	$0.028	$0.010
2nd Quarter ended June 30, 2007	$0.038	$0.013
1st Quarter ended March 31, 2007	$0.022	$0.012
4th Quarter ended December 31, 2006	$0.018	$0.010
3rd Quarter ended September 30, 2006	$0.045	$0.016
2nd Quarter ended June 30, 2006	$0.068	$0.025
1st Quarter ended March 31, 2006	$0.041	$0.036

The closing price of our common stock as of March 17, 2008 was $0.010 per share.

Number of Shareholders

At March 17, 2008, we had approximately 165 stockholders of record of our common stock.  This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

We did not declare or pay any dividends during our fiscal years ended December 31, 2007 and 2006.  There are no legal, contractual or other restrictions, which limit our ability to pay dividends.  Payment of future dividends, if any, on our common stock, will be dependent upon the amounts of our future after-tax earnings, if any, and will be subject to the discretion of our Board of Directors.  Our Board of Directors is not legally obligated to declare dividends, even if we are profitable.  We have never paid any dividends on or common stock, and we have no plans to do so in the near future.  Instead, we plan to retain any earnings to finance the development of the business and for general corporate purposes.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)(1) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  “Accredited investors” are persons with net worth, or joint net worth with their spouse, in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse, for each of the past two years and with the reasonable expectation of attaining the same level of income in the current year.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of our shareholders to sell their shares.

Securities Authorized For Issuance Under Equity Compensation Plans

On September 13, 2006, our Board unanimously voted to adopt a Stock Option and Restricted Stock Plan (the “Plan”) and to submit such Plan to a vote of our shareholders.  Our shareholders voted and approved the adoption of the Plan on December 1, 2006, at our annual shareholders meeting.  The Plan provides for a share reserve of 18,000,000 common shares for future issuances as direct awards or upon exercise of options granted under the Plan.  As of the date of this filing, no stock options or stock awards have been granted to our executive officers or our directors pursuant to the Plan.

The following table provides information with respect to the shares authorized for issuance under equity compensation plans of the Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	—	18,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	18,000,000

Recent Sales of Unregistered Securities

We did not engage in any sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the fiscal quarter ended December 31, 2007.  Our sales of unregistered securities during the fiscal years ended December 31, 2005 and 2006, and during the nine months ended September 30, 2007, have been previously reported in our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and/or our Current Reports on Form 8-K filed with the SEC.  In our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2007, we inadvertently reported an issuance of 1,437,500 shares of our common stock on January 6, 2007.  This transaction occurred on January 6, 2006, and was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.  No such issuance occurred on January 6, 2007.

Purchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of our fiscal year ended December 31, 2007.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management’s Discussion and Analysis or Plan of Operation has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing.  The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks.  Our actual results could differ materially from those discussed here.

We were organized under the laws of the State of Nevada on October 28, 1993, as Mattress Showrooms, Inc.  In 1997, we changed our corporate name to International Star, Inc. and became engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems.  Despite our efforts, we were unable to develop this business beyond the start-up stage.  Following our unsuccessful venture in waste management, we refocused our business efforts on mineral exploration in 1998.  Currently, we are primarily engaged in the acquisition and exploration of precious metals mineral properties.  Since 1998, we have examined various mineral properties prospective for precious metals and minerals and have acquired interests in those we believe may contain precious metals and minerals.  Our properties are located in Arizona.  We have not established that any of our properties contain reserves.  A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Further exploration will be needed before a final determination can be made whether any property is economically and legally feasible.  Therefore, at present we have no reserves and no income from mineral production.

The business of mineral exploration is inherently speculative and involves a number of general risks which could materially adversely affect our results of operation and financial condition, including among others, the rarity of commercial mineral deposits, environmental and other laws and regulations, physical dangers to personnel associated with exploration activity, and political events.

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

Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced. We have not established that such reserves exist on our properties, and unless and until we do so, we will not have any income from our mineral operations.

Our directors and executive officers lack significant experience or technical training in exploring for precious metal deposits and developing mines.  Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry.  Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management’s lack of experience in the mining industry.  We are currently in the process of aligning our Company with reputable, knowledgeable experts in the mining industry to overcome this lack of experience and expertise.

Any changes in government policy may result in changes to laws affecting ownership of assets, land tenure, mining policies, taxation, environmental regulations, labor relations, or other factors relating to our exploration activities. Such changes could cause us to incur significant unforeseen expenses of compliance or even require us to suspend our activities altogether.

Our directors and executive officers own a significant amount of our voting capital common stock, and accordingly, exert considerable influence over us.  As of March 17, 2008, our directors and executive officers beneficially owned common stock which would equal in the aggregate approximately 22.55% of the voting power of our outstanding common stock.  As a result, these stockholders are potentially able to significantly influence the decision on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2007.  In recognition of these trends, our independent registered accountants included cautionary statements in their report on our financial statements for the year ended December 31, 2007, that expressed “substantial doubt” regarding our ability to continue as a going concern.  Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

Our ability to continue as a going concern is dependent on obtaining additional working capital.  Our management intends to develop a long-term strategy to accomplish this objective through additional equity funding and long-term financing.  However, we cannot assure that we will be able to obtain such additional equity or debt financing.

Plan of Operation

Over the next twelve months, we intend to focus on obtaining financing necessary to add additional claims that may hold commercial mining value for further exploration of both the Detrital Wash Property and the Wikieup Property, and to assess the commercial viability of mineral extraction from deposits on these properties and the establishment of precious and base metal reserves.

With respect to our Detrital Wash Property, we are aggressively seeking to add new lode claims and convert placer claims to lode claims where mineralization occurs in the bedrock.  We have currently engaged consultants who are conducting a program of testing geological samples for the existence of minerals and mapping the existing geology.  We intend to extend this sampling and geology program to any new claims added to our inventory and to surrounding areas of interest anticipated to contain valuable mineralization.  We plan to utilize the initial results of this program to evaluate our Detrital Wash Property and further design an exploration program to best determine its mineral potential.  See “DESCRIPTION OF PROPERTY – Detrital Wash, Mohave County, Arizona Property.”

As of the date of this Annual Report, we do not plan to conduct development activities on the Wikieup Property during 2008.  However, should adequate financial resources become available, we may aggressively pursue a program to identify any mineralization occurring on the Wikieup Property.  See “DESCRIPTION OF PROPERTY – Wikieup, Arizona Property.”

Due to our limited financial resources, we do not anticipate any purchase or sale of property, plant, or other significant equipment, and we do not expect any significant changes in the number of our employees.  However, employees, consultants and expertise will be added to the Company as management deems necessary and when financing permits.

Financing

We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs.  We continue to pursue means to expand our exploration activities, either by seeking additional capital through loans or private placements of our securities, or by entering into joint venture or similar arrangements with one or more other, more substantial companies.

On December 3, 2007, we obtained a $500,000 revolving line of credit from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  The line of credit carries simple interest at the rate of 6% per annum.  All unpaid principal and accrued interest is due on December 2, 2010 (the “Maturity Date”).  Until the Maturity Date, we are only required to pay interest, with the first such payment due in arrears on June 3, 2007, and then with additional payments every 90 days thereafter.  At any time, KRFH can demand immediate repayment of the outstanding balance on the line of credit with ten days notice.  Any payments due from us that are not paid within ten days of the due date are subject to late fee of 5%.  We have the right to prepay any amounts due KRFH at any time without penalty.

We plan to use the line of credit to fund our operating and compliance costs.  In the event we are unable to achieve sufficient revenues for the repayment of the line of credit, we will need to raise such funds through debt and equity financings.  We can provide no assurance that we will be able to raise the funds necessary for the repayment of the line of credit on terms favorable to us or at all.  If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diluted.

The line of credit is secured by a 51% interest in our Detrital Wash Property and Wikieup Property and in any future claims acquired by us, as well as all proceeds and products from such properties (collectively, the “Collateral”).  In the event we default, KRFH may institute legal action against us and foreclose against the Collateral.  In such event, KRFH would be entitled to its collection costs, including attorney fees and courts costs.

Our Chairman of the Board, Ms. Virginia Shehee, may be deemed the beneficial owner of over 50% of the outstanding shares of KRFH due to the voting power she has obtained pursuant to a voting agreement.  Due to the voting power she has obtained pursuant to a similar voting agreement, Ms. Shehee may also be deemed the beneficial owner of over 50% of the outstanding shares of Kilpatrick Life Insurance Company, one of our major shareholders.  The Kilpatrick Life Insurance Company employs Ms. Shehee as its President and Chief Executive Officer and Ms. Jacqulyn Wine as its Assistant Secretary/Treasurer.  Ms. Wine is our Acting Secretary, Acting Treasurer/Chief Financial Officer and one of our directors.

During our fiscal year ended December 31, 2007, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.012 to $0.035 per share.  In the aggregate, we sold 15,668,982 restricted common stock shares during our fiscal year 2007 for a net purchase price of $210,000.  We believe the issuances were exempt from registration under Section 4(2) of the Securities Act.  See “MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS – Recent Sales of Unregistered Securities.”

In addition, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  There were no amounts owing to the Company’s directors at December 31, 2007 and 2006.  During the year ended December 31, 2007, our directors did not advance any funds to the Company.

LIQUIDITY

Liquidity and Capital Resources

	2007	2006
Net cash used in operating activities	$(342,119)	$(492,560)
Net cash used in investing activities	—	—
Net cash provided by financing activities	96,141	290,600

General

Overall, we had positive cash flows of $92,881 for the year ended December 31, 2007, resulting from $342,119 used in our operating activities and $435,000 provided by our financing activities.  No cash was provided by our investing activities for the fiscal year 2007.

Cash Used in Our Operating Activities

For the year ended December 31, 2007, net cash used in our operating activities of $342,119 was due primarily to general and administrative expenses and expenses associated with professional services and management fees and compensation.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $435,000 in the year ended December 31, 2007, was comprised of cash provided by the issuance of shares of our common stock and by proceeds from a line of credit we obtained in December 2007.

Internal Sources of Liquidity

For the year ended December 31, 2007, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

We continue to pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations.  Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits.

On December 3, 2007, we obtained a $500,000 revolving line of credit from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  We plan to use the line of credit to fund our operating and compliance costs.  In the event we are unable to achieve sufficient revenues for the repayment of the line of credit, we will need to raise such funds through debt and equity financings.  We can provide no assurance that we will be able to raise the funds necessary for the repayment of the line of credit on terms favorable to us or at all.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION – GENERAL – Financing” for additional discussion of the Company’s line of credit and other financing.

Inflation

Management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2008, except that rising oil and gas prices may materially and adversely impact the economy generally.

Forward Looking Statements

This Management’s Discussion and Analysis or Plan of Operation includes a number of forward-looking statements that reflect our management’s current views with respect to future events and financial performance.  Those statements include statements regarding our intent, belief or current expectations, and those of members of our management team, as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us throughout this Annual Report, as well as in our other reports filed by us with the SEC.  Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

Since our trading shares are classified as “penny stocks”, we are not entitled to rely upon the “safe harbor” provisions adopted by the SEC under the Exchange Act with respect to forward-looking statements.  Nevertheless, investors are urged to give serious consideration to those factors which we have identified as outside of our control, and the consequences to us and our investors if our anticipated results do not come to pass as expected as a result of material deviations which may occur from the assumptions we have relied upon in making forward-looking statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7.    FINANCIAL STATEMENTS

Our Financial Statements and supplementary data are included beginning immediately following the signature page to this Annual Report.  See Item 13 for a list of the Financial Statements and financial statement schedules included with this filing.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Acting Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB, December 31, 2007.  Based on this evaluation, our President and our Acting Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met.  Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Our management has assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Under the rules of the SEC, the effectiveness of our internal control over financial reporting as of December 31, 2007, is not required to be attested to by an Independent Registered Public Accounting Firm.  The attestation requirement currently does not become applicable to small business issuers, such as the Company, until fiscal year 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this report are as follows:

Name	Age	Position(s) Held	Date Service Began
Virginia K. Shehee	84	Chairman of the Board of Directors	January 2005
Sterling M. Redfern	74	President, Director	December 2007
Jacqulyn B. Wine	64	Acting Secretary, Acting Treasurer / Chief Financial Officer, Director	January 2007
Joe C. Rice	60	Director	January 2008

Ms. Virginia K. Shehee has served as the Chairman of our Board of Directors since May 2005 and as a director of the Company since January 2005.  Ms. Shehee concurrently serves as the President and Chief Executive Officer of Kilpatrick Life Insurance Company, a major shareholder of our Company, and Kilpatrick’s Rose-Neath Funeral Homes and Cemeteries, Inc.  Ms. Shehee has served as the President and Chief Executive Officer of Kilpatrick Life Insurance Company and Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. since October 1971.  She oversees all operations of Kilpatrick Life Insurance Company and Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc.  Ms. Shehee is a former State Senator of Louisiana and has served on the Forum 500 Board of Governors and on the Committee on Committees of the American Council of Life Insurance (ACLI).  She has also served on the Board of Directors and on the Taxation Steering Committee of the ACLI.  In addition, Ms. Shehee is Chairman Emeritus of the Biomedical Research Foundation of Northwest Louisiana, for which she has previously served as the President and Chairman of its board of directors.  Ms. Shehee is a director of the Louisiana Insurers’ Conference and has previously served in various executive capacities for the Life Insurers Conference.  She is the chairman of the Louisiana Life & Health Insurance Guaranty Association and a member of the National Organization of Life and Health Insurance Guaranty Association.

Mr. Sterling M. Redfern has served as President and as a director of the Company since December 2007.  From March 2001 through September 2003, Mr. Redfern served as a director of Cryocon, Inc, but has otherwise been retired since December 2003.  From June 1960 to December 1994, Mr. Redfern was the President/Chief Executive Officer of Educational Employees Credit Union (EECU) located in Bridgeton, Missouri.  Mr. Redfern has also served as a director of the Missouri Credit Union League, the Credit Union National Association, and the Metro Collegian Baseball League.  He has also served as President of the Metro Collegian Baseball League, as a member of the Governor’s White House Conference on Education in Missouri and as a member of the Board of Deduction, Pattonville School District, Bridgeton, Missouri.  In 1955, Mr. Redfern received a Bachelors of Arts Degree in Mathematics from Arkansas State University, located in Jonesboro, Arkansas.

Ms. Jacqulyn B. Wine has served as Acting Secretary of the Company since January 2007, as Acting Treasurer/Chief Financial Officer of the Company since August 2007 and as a director of the Company since July 2007.  Ms. Wine is also the Assistant Secretary/Treasurer for Kilpatrick Life Insurance Company, a major shareholder of our Company, a position she has held since March 1995.  She began working for Kilpatrick Life Insurance Company as Executive Assistant to the President in 1990.  From February 1979 to September 1990, Ms. Wine concurrently served as Corporate Secretary of two related companies, McConathy Oil and Gas Company and McConathy Production, Inc.

Dr. Joe C. Rice has served as a director of the Company since January 2008.  Dr. Rice is a physician and a native of Shreveport, Louisiana.  He received a B.A. in philosophy from Centenary College of Louisiana in 1969.  He earned his Master of Divinity from Duke University in 1972 and served in the ministry until he entered pre-med studies at Louisiana State University in Baton Rouge in 1976.  He graduated from Louisiana State University School of Medicine in 1981.  He is currently a practicing radiologist in Shreveport.  He is a member of Omicron Delta Kappa, has been a clinical instructor of radiology, an acting chief of radiology and has served on the hospital ethics board.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law.  Our officers are appointed by our Board of Directors and hold office until the earlier of their resignation or removal by the Board, except for our President, Sterling Redfern.  On March 19, 2008, the Company entered into a formal employment agreement with Mr. Sterling, effective as of April 1, 2008.  Under the agreement, Mr. Redfern will serve as our President for a term of one year, after which he may continue to serve at the will of the parties.  See “EXECUTIVE COMPENSATION – Employment Agreements.”

Family Relationships

There are no familial relationships among any of our directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or within two years prior to that time;

(2)	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)
was found by a court of competent jurisdiction (in a civil action), the SEC, the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Nomination Procedures

We have not adopted formal procedures for nomination director candidates.  Our Board of Directors identifies qualified director nominees from among persons known to the members of the Board, by reputation or otherwise, and through referrals from trusted sources, including management, existing Board members, and shareholders.  The Board evaluates candidates based upon the candidate’s qualifications, recommendations, or other relevant information, which includes a personal interview.  The Board then considers and approves candidates for nomination.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 and 5.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2007, or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our reporting persons were met except for as follows:  Sterling Redfern failed to timely file a Form 3.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions, a copy of which was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  In addition, a copy of our code of ethics can be obtained by writing our Company at P.O. Box 7202, Shreveport, Louisiana 71137.

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

As of December 31, 2007, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee.  Accordingly, our entire Board of Directors serves as our audit committee.

We also disclose that our Board has determined that we have not, and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our executive officers during the fiscal years ended December 31, 2007 and 2006:

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation		Total
Sterling M. Redfern, President(1)	2007	$2,700	--	$1,500	(2)	--	--	--	$10,000	(3)	$14,200

Jacqulyn B. Wine, Acting Secretary and Acting Treasurer / Chief Financial Officer(4)	2007	--	--	--		--	--	--	--		--

Virginia K. Shehee, Chairman of the Board of Directors(5)	2007	--	--	--		--	--	--	--		--

Joseph E. Therrell, Jr.(6)	2007	--	--	--		--	--	--	--		--

Denver Cashatt, Jr.(7)	2007	--	--	--		--	--	--	--		--
	2006	55,530	--	--		--	--	--	20,166	(8)	75,696

Robert M. Glover(9)	2007	45,000	--	--		--	--	--	--		45,000
	2006	61,250	--	30,000		--	--	--	8,669	(10)	99,919

Dorothy Wommack(11)	2007	--	--	--		--	--	--	8,500	(12)	8,500
	2006	47,500	--	--		--	--	--	27,654	(13)	75,154
___________________
(1)	Mr. Redfern was appointed President of the Company by our Board of Directors on December 6, 2007.

(2)
Represents 100,000 shares of our common stock, valued based upon the closing price of our common stock on December 31, 2007, of $0.015 per share.  These shares will be issued by the Company to Mr. Redfern on or about March 31, 2008.

(3)	Includes $10,000 in fees paid to Mr. Redfern as compensation for consulting services provided to the Company by Mr. Redfern from August 2007 to November 2007 prior to his appointment as our President.

(4)
Ms. Wine was appointed Acting Secretary by our Board of Directors on January 16, 2007, and Acting Treasurer/Chief Financial Officer on August 16, 2007.  She did not receive compensation for her services as an officer of the Company during 2007.

(5)	Mrs. Shehee served as our Acting President on a temporary basis from August 16, 2007, to December 6, 2007. She did not receive compensation for her services as an officer of the Company.

(6)
Mr. Therrell was appointed Acting President and Acting Treasurer/Chief Financial Officer by our Board of Directors on January 16, 2007.  He resigned as our Acting President and Acting Treasurer/Chief Financial Officer and as a director of the Company on August 7, 2007.  Mr. Therrell did not receive compensation for his services as an officer of the Company.

(7)	Mr. Cashatt resigned as our President and Chief Executive Officer and as a director of the Company on January 8, 2007. Mr. Cashatt did not receive compensation for his services during 2007.

(8)
Includes commissions for private placements of our common stock, $5,319; rent payments on personal residence, $24,667; auto allowance, $9,000; repairs for personal car, $847; and other reimbursements, $5,000.  The rent payments for Mr. Cashatt’s personal residence are valued at two-thirds of the total rent payment for the property, which was also used as an office for the Company, based on the percentage of the property used as a residence.

(9)
Mr. Glover resigned as our Director of Operations and as a director of the Company on August 10, 2007.  He did not receive any compensation for his services as a director of the Company during 2006 and 2007.

(10)	Includes auto allowance, $8,000; and repairs for personal car, $669.

(11)
The Board of Directors removed Ms. Wommack as our Secretary and Treasurer/Chief Financial Officer on January 16, 2007.  She did not receive compensation for her services as an officer of the Company during 2007.  However, during 2007, we paid Ms. Wommack an aggregate of $7,500 in consulting fees for temporary assistance she provided to our Acting Secretary following Ms. Wommack’s removal.

(12)	Includes consulting fees, $7,500; and unpaid auto allowance accrued from 2006, $1,000.

(13)	Includes commissions for private placements of our common stock, $9,100; auto allowance, $4,000; reimbursements for federal income taxes, $9,500; and other reimbursements, $5,054.

Employment Agreements

On December 6, 2007, our Board of Directors appointed Sterling M. Redfern to be our President and a director of the Company.  As compensation for serving as our President, the Board agreed to pay Mr. Redfern $2,700 a month and to issue to him 100,000 shares of our common stock per month.  Mr. Redfern agreed to be responsible for all withholding taxes on this compensation.  All shares of Company common stock received by Mr. Redfern as part of his compensation would not be adjusted for any reverse split., and the shares would be issued to him on a quarterly basis, with the first installment to be issued on March 31, 2008.  The terms of Mr. Redfern’s compensation were partially documented in the Board resolution offering Mr. Redfern his position.

On March 19, 2008, our Board of Directors renegotiated Mr. Redfern’s compensation and entered into a formal employment agreement with Mr. Redfern to be effective April 1, 2008.  Under the agreement, Mr. Redfern will serve as our President for a term of one year, after which he may continue to serve at the will of the parties.  As compensation for serving as our President, Mr. Redfern will receive an annual salary of $42,000.  He will also receive two non-qualified stock options pursuant to the Company’s 2006 Stock Option Plan, the first of which will be for 5,000,000 shares of our common stock at an exercise price of $0.01 per share and the second of which will be for an additional 5,000,000 shares of our common stock at an exercise price of $0.03 per share.  These options will be issued as of April 1, 2008, and will vest based on performance incentives to be designated by the Board of Directors.  The options will expire on April 1, 2013.

Prior to Mr. Redfern’s appointment as our President, he served as a consultant to the Company from August 2007 to November 2007.  During that time, the Company paid Mr. Redfern an aggregate of $10,000 in fees for his consulting services.

We do not have any written employment agreement for Ms. Wine to serve as our Acting Secretary and Acting Treasurer/Chief Executive Officer, nor have any terms of compensation for Ms. Wine been approved by our Board of Directors.  As of the date of this filing, she has not received compensation for her services as an officer of the Company.  She may or may not receive compensation for her services in the future.

Stock Option and Stock Award Grants

No stock options were granted to our executive officers or directors during the year ended December 31, 2007.

On December 6, 2007, our Board of Directors agreed to issue to our President, Sterling M. Redfern, 100,000 shares of our common stock per month as compensation for his services as an officer of the Company.  The shares earned by Mr. Redfern for the month of December 2007 will be issued to him on or about March 31, 2008.  See “ – Employment Agreements.”

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our named executive officers during the fiscal year ended December 31, 2007, nor have any stock options been exercised by our named executive officers since December 31, 2007, through and including the filing date of this report.

No unexercised stock options or unvested stock awards were outstanding as of December 31, 2007.

Pension and Other Benefits

We do not currently have in effect any plan that provides for payment to our executive officers of specified retirement benefits or benefits that will be paid primarily following retirement.

Nonqualified Deferred Compensation

We do not currently have in effect any defined contribution or other plan that provides for the deferral of compensation to any of our executive officers on a basis that is not tax-qualified.

Payments Upon Termination or Change-In-Control

We do not currently have in effect any compensatory plan or other arrangement that provides for payments or the provision of benefits to any of our executive officers upon their termination of employment with the Company or upon a change in control of the Company or a change in the officer’s responsibilities.

Compensation of Directors

The following table sets forth various elements of compensation awarded to or paid by us to our directors, other than our named executive officers, during the fiscal year ended December 31, 2007:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified compensation earnings	All other compensation	Total
John E. Tuma(1)	--	--	--	--	--	--	--
__________________

(1)	Mr. Tuma resigned from the Board of Directors on August 10, 2007. He did not receive any compensation for his services as a director of the Company during 2007.

Our directors did not receive any fees for the services they provided to the Company as directors during 2007.  We do not anticipate providing any such fees to our directors for their service during 2008.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

[Table follows on next page]

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding (1)

5% or greater holders:
Kilpatrick Life Insurance Company	52,351,682	19.15%
Kamal Alawas (2)	27,964,524	10.23%

Directors and executive officers:
Sterling M. Redfern (3)	--	--
Joe C. Rice	350,000	*
Virginia K. Shehee (4)	61,022,590	22.32%
Jacqulyn B. Wine (5)	266,667	*

All directors and executive officers as a group (4 persons)	61,639,257	22.55%
_____________________
*	Less than 1%.

(1)	The percentage of our common stock beneficially owned was calculated based on 273,362,274 shares of our common stock outstanding as of March 17, 2008.

(2)	Includes 1,500,000 shares beneficially owned by Alawas Investments, an entity controlled by Mr. Alawas.

(3)	Mr. Redfern does not own any shares of our common stock as of March 17, 2008.

(4)
Includes 52,351,682 shares beneficially owned by Kilpatrick Life Insurance Company, a privately-owned company controlled by Ms. Shehee, and an aggregate of 4,090,098 shares held in Mrs. Shehee’s IRA accounts.

(5)	Includes 166,667 shares owned by Ms. Wine’s husband.

Securities Authorized For Issuance Under Equity Compensation Plans

See “MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES – Securities Authorized For Issuance Under Equity Compensation Plans” for information regarding the shares of our common stock authorized for issuance under our 2006 Stock Option Plan.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except for the transactions described below, during 2007, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, or in any proposed transactions, which has materially affected or will materially affect us.

Transactions with Executive Officers and Directors

During 2007, we paid $10,000 in consulting fees to Sterling M. Redfern for services he provided to the Company from August 2007 to November 2007.  Mr. Redfern was appointed as our President on December 6, 2007.  We paid $8,500 in consulting fees during 2007 to Dorothy Wommack, who served as our Secretary and Treasurer/Chief Financial Officer until her removal by the Board of Directors on January 16, 2007, for temporary assistance she provided to our Acting Secretary following Ms. Wommack’s removal as an officer of the Company.

Transactions with Other Related Parties

As discussed above, on December 3, 2007, we obtained a $500,000 revolving line of credit from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  The line of credit carries simple interest at the rate of 6% per annum.  All unpaid principal and accrued interest is due on December 2, 2010 (the “Maturity Date”).  Until the Maturity Date, we are only required to pay interest, with the first such payment due in arrears on June 3, 2007, and then with additional payments every 90 days thereafter.  At any time, KRFH can demand immediate repayment of the outstanding balance on the line of credit with ten days notice.  Any payments due from us that are not paid within ten days of the due date are subject to late fee of 5%.  We have the right to prepay any amounts due KRFH at any time without penalty.

Our Chairman of the Board, Ms. Virginia Shehee, may be deemed the beneficial owner of over 50% of the outstanding shares of KRFH due to the voting power she has obtained pursuant to a voting agreement.  Due to the voting power she has obtained pursuant to a similar voting agreement, Ms. Shehee may also be deemed the beneficial owner of over 50% of the outstanding shares of Kilpatrick Life Insurance Company, one of our major shareholders.  The Kilpatrick Life Insurance Company employs Ms. Shehee as its President and Chief Executive Officer and Ms. Jacqulyn Wine as its Assistant Secretary/Treasurer.  Ms. Wine is our Acting Secretary, Acting Treasurer/Chief Financial Officer and one of our directors.

We believe the terms of this of the line of credit are no less favorable to us than we could have obtained from an unaffiliated third party.   See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION – GENERAL – Financing” for more information regarding the line of credit.

Director Independence

Our Articles of Incorporation allow us to have a Board of Directors consisting of no less than two and no more than five directors.  Currently, our Board of Directors consists of four directors.  We believe one of our directors, Joe C. Rice, would qualify as “independent” under the listing standards of The Nasdaq Stock Market, which we use to determine whether each of our directors is independent.  Under Nasdaq rules, an “independent director” generally means a person other than an officer or employee of the listed company or its subsidiaries, or any other individual having a relationship which, in the opinion of the listed company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Certain categories of persons are deemed not to be independent under the Nasdaq rules, such as persons employed by the listed company within the last three years, and persons who have received (or whose immediate family members have received) payments exceeding a specified amount from the listed company within the last three years, excluding payments that are not of a disqualifying nature (such as compensation for board service, payments arising solely from investments in the listed company’s securities, and benefits under a tax-qualified retirement plan).

[The remainder of this page is intentionally left blank.]

ITEM 13.    EXHIBITS

Exhibit Index

Exhibit No.	Description

2.1
Acquisition Agreement and Plan of Reorganization dated November 15, 2002, by and among the Company, Pita King Bakeries and the Shareholders of Pita King (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 19, 2002)

3.1	Articles of Incorporation of the Company dated October 26, 1993 (incorporated by reference to Exhibit 3.(I) to the Company’s registration statement on Form 10-SB filed on January 12, 2000)

3.2
Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on January 22, 1997 (incorporated by reference to Exhibit 3.(i) to the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005, filed on August 18, 2006)

3.3
Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on February 18, 1997 (incorporated by reference to Exhibit 3.(i) to the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005, filed on August 18, 2006)

3.4
Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on April 30, 1997 (incorporated by reference to Exhibit 3.(i) to the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005, filed on August 18, 2006)

3.5
Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on April 30, 1997 (incorporated by reference to Exhibit 3.(i) to the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005, filed on August 18, 2006)

3.6
Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on December 21, 2004 (incorporated by reference to Exhibit 3.(i) to the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005, filed on August 18, 2006)

3.7*	Bylaws of the Company, as amended

4.1	Form of 2006 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Shareholders filed on November 13, 2006)

10.1
Mining Property Lease Agreement dated March 2, 1998, between the Company and James R. Ardoin (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on July 22, 2004)

10.2
Exploration Rights Agreement dated February 13, 2004, between the Company and Associated Placer Group (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed on July 30, 2004)

10.3
Service Agreement dated February 16, 2005, between the Company and Zereko Nevada, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as amended, filed on February 25, 2005)

10.4
Joint Venture Agreement dated January 10, 2006, between the Company and Resolve Capital Funding Corporation, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 17, 2006)

10.5
Agreement dated September 23, 2000, between the Company, Gold Standard Mines, Inc. and Howard Sadlier (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 14, 2006)

10.6
Assignment of Rights to Proprietary Formula dated March 21, 2001, between the Company, Gold Standard Mines, Inc. and Howard Sadlier (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 14, 2006)

10.7
Mutual Agreement to Dissolve Business Relationships with an effective date of January 1, 2004, between the Company Pita King Bakeries International, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 14, 2006)

10.8
Subscription Agreement dated March 9, 2006, between the Company and Davy Palmans (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 20, 2007)

10.9
Subscription Agreement dated March 13, 2006, between the Company and Robert Brown (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 20, 2007)

10.10
Subscription Agreement dated March 13, 2006, between the Company and Tim Harts (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 20, 2007)

10.11
Subscription Agreement dated August 4, 2006, between the Company and Plaut Holding Co. – J, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 20, 2007)

10.12
Subscription Agreement dated August 4, 2006, between the Company and Joseph Burk and Marlene Burk JTWROS (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 20, 2007)

10.13
Subscription Agreement dated August 18, 2006, between the Company and Joseph C. Stauffer (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 20, 2007)

10.14
Subscription Agreement dated October 30, 2006, between the Company and Kilpatrick Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 20, 2007)

10.15*	Subscription Agreement dated January 12, 2007, between the Company and John E. Tuma

10.16*	Subscription Agreement dated January 15, 2007, between the Company and RMRB, LLC (Kenneth Rodney Reeves)

10.17*	Subscription Agreement dated January 18, 2007, between the Company and John E. Tuma

10.18*	Subscription Agreement dated January 24, 2007, between the Company and Snyder Land Management, LLC

10.19*	Subscription Agreement dated April 9, 2007, between the Company and Kenneth Rodney Reeves

10.20*	Subscription Agreement dated April 17, 2007, between the Company and MoMe Investments, LLC

10.21*	Subscription Agreement dated April 17, 2007, between the Company and Jill W. Folks

10.22*	Subscription Agreement dated April 17, 2007, between the Company and Kenneth Rodney Reeves

10.23
Corporate Loan Agreement, entered into on December 3, 2007, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.24
Corporate Promissory Note, dated December 3, 2007, and issued by the Company to Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.25
Security Agreement, entered into on December 3, 2007, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

14.1
Code of Ethics for Principal Executive Officers and Senior Financial Officers of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 14, 2006)

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
_________________________________
* Filed herewith

Financial Statements

Financial Statement Schedules

The financial statement schedules required by Regulation S-X are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed the accounting firm of Madsen & Associates CPA’s, Inc. (“Madsen”) to serve as our independent auditors for the fiscal years ended December 31, 2007 and 2006.  The following table represents aggregate fees billed for professional audit services rendered by Madsen to provide the audit of our annual financial statements for the years ended December 31, 2007, and December 31, 2006, respectively:

	2007	2006
Audit fees	$21,013	$13,276
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit Fees

Audit Fees consist of fees billed for professional services rendered for auditing our annual financial statements, reviews of our interim financial statements included in our quarterly reports and services performed in connection with other filings with the SEC.  We incurred audit fees from Madsen of $21,013 during 2007 and $13,276 during 2006.

Audit Related Fees

Audit Related Fees may consist of fees billed for professional services rendered in connection with comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.  We did not incur any audit related fees from Madsen during 2007 or 2006.

Tax Fees

Tax Fees may consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.  We did not incur any tax fees from Madsen during 2007 or 2006.

All Other Fees

We did not incur any other fees from Madsen during 2007 or 2006.

[The remainder of this page is intentionally left blank.]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: March 31, 2008	INTERNATIONAL STAR, INC. By: /s/ Sterling M. Redfern Sterling M. Redfern President and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling M. Redfern Sterling M. Redfern	President and Director (Principal Executive Officer)	March 31, 2008

/s/ Joe C. Rice Joe C. Rice	Director	March 31, 2008

/s/ Virginia K. Shehee Virginia K. Shehee	Chairman of the Board of Directors	March 31, 2008

/s/ Jacqulyn B. Wine Jacqulyn B. Wine	Acting Secretary, Acting Treasurer/Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

Board of Directors
International Star, Inc. and Subsidiaries
Shreveport, Louisiana

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of International Star, Inc. and Subsidiaries (an Exploration Stage Company) as of December 31, 2007 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2007, and the consolidated results of its operations and cash flows for the years ended December 31, 2007 and 2006, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note F to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.
March 26, 2008
Salt Lake City, Utah

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
BALANCE SHEET

ASSETS
December 31,
2007
Current Assets:
Cash	$96,141
Total Current Assets	96,141

Property and Equipment (net of accumulated depreciation)	12,535

Total Assets	$108,676

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$296,358
Accrued expenses	2,625
Total Current Liabilities	298,983

Long Term Note Payable – Related Party	225,000

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	$--
Common Stock
780,000,000 shares authorized, at $.001 par value;
273,362,274 shares issued and outstanding at December 31, 2007	273,362
Capital in excess of par value	4,376,659
Deficit accumulated during the exploration stage	(5,065,328)
Total Stockholders’ Deficiency	(415,307)

Total Liabilities and Stockholders’ Deficiency	$108,676

See the accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
December 31, 2007

	Year Ended December 31,		January 1, 2004 (date of inception of exploration stage) to December 31,
	2007	2006	2007

Revenue:
Total Revenue	$--	$--	$--

Expenses:
Mineral exploration costs	44,737	57,217	580,739
Professional fees	251,119	110,601	473,968
Compensation & management fees	36,500	426,355	1,380,409
Depreciation & amortization	3,400	3,400	11,273
General & administrative	53,442	211,986	401,416
Total Operating Expenses	389,198	809,559	2,847,805

Net (Loss) from Operations	$(389,198)	$(809,559)	$(2,847,805)

Other Income and Expenses
Interest income	2,612	--	2,612
Interest expense	(1,125)	(12,500)	(54,153)
Loss on disposal of assets	(12,629)	--	(12,629)
Loss on divestiture of subsidiary	--	--	(99,472)
Total Other Expenses	(11,142)	(12,500)	(163,642)

Net (Loss)	(400,340)	(822,059)	(3,011,447)

Weighted Average Shares
Common Stock Outstanding	272,674,974	234,642,916

Net Loss Per Common Share
(Basic and dilutive)	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
December 31, 2007

	Year Ended December 31,		January 1, 2004 (date of inception of exploration stage) to December 31,
	2007	2006	2007
Cash flows from operating activities:
Net (loss)	$(400,340)	$(822,059)	$(3,011,447)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	3,400	3,400	$11,273
Loss on disposal of assets	12,629	--	12,629
Loss on divestiture of subsidiary	--	--	$99,472
Common stock issued for services	--	76,000	$207,500
Changes to operating assets and liabilities:
(Increase) decrease in accounts receivable and prepaids	--	--	$79,795
(Increase) decrease in inventories	--	--	$63,812
(Increase) decrease in other assets	--	--	$95,474
(Decrease) increase in accounts payables and accrued interest	42,192	250,099	$250,417
Net cash used in operating activities	(342,119)	(492,560)	(2,191,075)

Cash flows from investing activities:
Purchase of fixed assets	--	--	$(29,355)
Net cash provided by investing activities	--	--	(29,355)

Cash flows from financing activities:
Deposits	--	20,000	--
Repayments of long term borrowings	(25,000)	--	(25,000)
Proceeds from long term borrowings	250,000	--	250,000
Proceeds from sale of common stock	210,000	270,600	$1,727,426
Net cash provided by financing activities	435,000	290,600	1,952,426

Net increase (decrease) in cash and cash equivalents	92,881	(201,960)	(286,005)
Cash and cash equivalents, beginning of period	3,260	205,220	364,146

Cash and cash equivalents, end of period	$96,141	$3,260	$96,141

Supplemental non-cash financing activities:

Common stock issued for deposit	$20,000		$20,000
Common stock issued for payment of notes payable and accrued interest		$278,875	$278,875
Common stock issued for accrued compensation		$57,500	$57,500
Capital contributed for payment of loans, cash advances and interest	$120,767		$202,159

See the accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY

Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2007

	Common		Common
	Stock		Stock		Paid-In		Accumulated	Total
	Shares		Amount		Capital		Deficit	Equity

Balances at December 31, 2003	180,126,681		$180,127		$2,183,198		$(2,053,882)	$309,443

Shares cancelled from divestiture of Pita King Bakeries, Int’l, Inc.	(12,000,000)		$(12,000)		$4,000	$		$(8,000)

Shares retained to Company and cancelled	(105,000)		$(105)		$(2,895)	$		$(3,000)

Common stock issued for cash, February 20, 2004
Valued at $.05 per share	90,000		$90		$1,410	$		$1,500

Common stock issued for cash, February 20, 2004
Valued at $.06 per share	300,000		$300		$5,700	$		$6,000

Common stock issued for cash, April 27, 2004
Valued at $.11 per share	409,092		$409		$14,591	$		$15,000

Common stock issued for cash, May 28, 2004
Valued at $.07 per share	454,545		$455		$9,545	$		$10,000

Common stock issued for cash, June 7, 2004
Valued at $.07 per share	4,090,908		$4,091		$85,909	$		$90,000

Capital contributed for interest expenses, June 30, 2004		$			$7,500	$		$7,500

Common stock issued for services, September 30, 2004
Valued at $.03 per share	6,000,000		$6,000		$54,000	$		$60,000

Common stock issued for cash, October 6, 2004
Valued at $.10 per share	2,250,000		$2,250		$72,750	$		$75,000

Common stock issued for cash, November 29, 2004
Valued at $.10 per share	1,500,000		$1,500		$48,500	$		$50,000

Common stock issued for cash, December 8, 2004
Valued at $.10 per share	9,750,000		$9,750		$315,250	$		$325,000

Common stock issued for services, December 31, 2004
Valued at $.10 per share	420,000		$420		$13,580	$		$14,000

Capital contributed for services and accrued expenses		$			$73,892	$		$73,892

Net (loss) for year ended December 31, 2004		$		$			$(799,281)	$(799,281)

Balances at December 31, 2004	193,286,226		$193,286		$2,886,930		$(3,043,648)	$36,569

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)
Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2007

	Common	Common
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

1 for 3 forward stock split, February 22, 2005

Common stock issued for cash, February 4, 2005
Valued at $.05 per share	199,500	$200	$9,776		$9,975

Common stock issued for cash, February 4, 2005
Valued at $.05 per share	1,151,013	$1,151	$56,400		$57,551

Common stock issued for cash, March 3, 2005
Valued at $.049	509,036	$509	$24,447		$24,956

Common stock and warrants issued for cash, March 3, 2005
Valued at $.03	1,666,667	$1,667	$48,313		$49,980

Common stock and warrants issued for cash, March 3, 2005
Valued at $.02	4,500,000	$4,500	$85,477		$89,977

Common stock issued for cash, March 31, 2005
Valued at $.10	500,000	$500	$49,500		$50,000

Common stock and warrants issued for cash, April 26, 2005
Valued at $.12	833,334	$833	$99,137		$99,970

Common stock issued for cash, June 1, 2005.
Valued at $.066	150,000	$150	$9,850		$10,000

Common stock and warrants issued for cash, June 8, 2005
Valued at $.06	975,000	$975	$57,495		$58,470

Common stock and warrants issued for cash, August 22, 2005
Valued at $.02	6,300,000	$6,300	$119,700		$126,000

Common stock and warrants issued for cash, August 22, 2005
Valued at $.12	166,667	$167	$19,833		$20,000

Common stock issued for cash, December 16, 2005.
Valued at $.02	2,500,000	$2,500	$47,450		$49,950

Common stock issued for cash, December 30, 2005.
Valued at $.04	250,000	$250	$9,750		$10,000

Net (loss) for year ended December 31, 2005				(799,281)	$(799,281)

	212,987,443	$212,987	$3,524,059	$(3,842,929)	$(105,883)

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)
Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2007

	Common	Common
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Common stock issued for services, January 6, 2006
Valued at $ .04	1,437,500	$1,438	$56,062		$57,500

Common stock issued for cash, March 14, 2006
Valued at $.015	1,666,667	$1,667	$23,333		$25,000

Common stock and warrants issued for cash, March 18, 2006
Valued at $ .015	2,500,000	$2,500	$35,000		$37,500

Common stock issued for cash, March 20, 2006
Valued at $.01	9,100,000	$9,100	$81,900		$91,000

Common stock issued for cash, June 12, 2006
Valued at $.027	731,261	$731	$19,269		$20,000

Common stock issued for services, June 15, 2006
Valued at $.038	2,000,000	$2,000	$74,000		$76,000

Common stock issued for cash, July 31, 2006
Valued at $.01	235,000	$235	$2,115		$2,350

Common stock issued for cash, August 2, 2006
Valued at $.01	3,575,000	$3,575	$32,175		$35,750

Common stock issued for cash, August 7, 2006
Valued at $.0125	1,600,000	$1,600	$18,400		$20,000

Common stock issued for cash, August 11, 2006
Valued at $.015	1,000,000	$1,000	$14,000		$15,000

Common stock issued for cash, August 22, 2006
Valued at $.015	1,000,000	$1,000	$14,000		$15,000

Common stock issued for cash, September 29, 2006
Valued at $ .01 per share	1,000,000	$1,000	$9,000		$10,000

Common stock issued for note payable and accrued interest, October 30, 2006
Valued at $ .015 per share	18,591,682	$18,592	$260,283		$278,875

Net (loss) for year ended December 31, 2006				$(822,059)	$(822,059)

	257,693,292	$257,694	$4,162,327	$(4,664,988)	$(244,967)

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)
Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2007

	Common	Common
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Common stock issued for deposit, January 13, 2007
Valued at $ .018 per share	1,064,595	$1,064	$18,936		$20,000

Common stock issued for cash, January 15, 2007
Valued at $ .015 per share	4,166,666	$4,167	$45,833		$50,000

Common stock issued for cash, January 18, 2007
Valued at $ .012 per share	833,334	$833	$9,167		$10,000

Common stock issued for cash, January 24, 2007
Valued at $ .013 per share	7,692,308	$7,692	$92,308		$100,000

Common stock issued for cash, April 9, 2007
Valued at $ .013 per share	769,232	$769	$9,231		$10,000

Common stock issued for cash, April 17, 2007
Valued at $ .035 per share	1,142,847	$1,142	$38,857		$40,000

Net (loss) for year ended December 31, 2007				$(400,340)	$(400,340)

Balances at December 31, 2007	273,362,274	$273,362	$4,376,659	$(5,065,328)	$(415,307)

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

A.      ORGANIZATION AND HISTORY

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

On October 15, 2001, the Company formed a wholly owned subsidiary called Qwik Track, Inc. (Qwik Track). Qwik Track operated as an internet web-based business that provides handicapping, analytical data and statistical information for wagering on thoroughbred horse races.  Qwik Track also offers wagering enthusiasts the opportunity to participate in multiple racetracks wagering via the internet.

On October 1, 2002, the Company acquired all of the outstanding shares of common stock of Pita King Bakeries International, Inc. (Pita King) making Pita King a wholly owned subsidiary of the Company.  Pita King operated a retail bakery outlet in Everett, Washington which commenced operations in September of 2001.

On January 1, 2004, the original shareholders of Pita King and the management of the Company mutually agreed to dissolve their business relationship (see Note C).

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

B.      SIGNIFICANT ACCOUNTING POLICIES

1.      Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the fiscal year ended December 31, 2007.  Qwik Track, Inc. has no assets and has not had any operations during the previous three years.

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

3.      Dividend Policy

The Company did not declare or pay any dividends during the fiscal years ended December 31, 2007 and 2006.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends. Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

5.      Basic and Dilutive Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report. At December 31 2007, the Company had no common equivalent shares of stock outstanding.

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

D.      COMMON STOCK

During the period ended December 31, 2007, the Company issued 15,668,982 shares of common stock for $210,000 cash and a $20,000 deposit.  At December 31, 2006 there were 8,333,333 warrants to purchase additional shares of common stock.  All of these outstanding warrants were either canceled by the Company or expired during the period ended December 31, 2007.  During the period ended December 31, 2006 the Company issued 22,676,667 shares of common stock for cash in the amount of $271,600.  During this same period, the Company issued 3,437,500 shares of common stock for accrued compensation in the amount of $133,500.  The Company also issued 18,591,682 common shares as payment for a note payable with a principal amount due of $250,000 and accrued interest of $28,875 on October 30, 2006.  There were no outstanding stock warrants or stock options at December 31, 2007.

E.      LONG TERM NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc.on December 3, 2007.  This Company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is  collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by or having an interest in now or in the future in the Detrital Wash and Wickieup properties located in Mohave County, Arizona along with any future claims acquired by the Company.  At December 31, 2007, the Company had borrowed $225,000 under the terms of this loan agreement.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2010.

F.      GOING CONCERN

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