Form 10QSB
period 2008-03-31
INTERNATIONAL STAR INC
filed 2008-05-15
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

(Mark One)

       ☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

or

        ☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ______ to ______

Commission File Number:  000-28861

INTERNATIONAL STAR, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	86-0876846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1818 Marshall Street, Shreveport, LA	71101
(Address of principal executive offices)	(Zip Code)

(318) 464-8687
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
☐ Yes    ☒ No

As of April 30, 2008, there were 273,762,274 shares of the registrant’s Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

INTERNATIONAL STAR, INC.
Form 10-QSB
For the Quarterly Period Ended March 31, 2008

PART I

FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2007.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of March 31, 2008, and its results of operations and its cash flows for the three month period ended March 31, 2008.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

March 31, 2008 and December 31, 2007

ASSETS	March 31,	December 31,
	2008	2007
Current Assets:
Cash	$51,025	$96,141
Total Current Assets	51,025	96,141

Property and Equipment (Net of accumulated depreciation)	11,686	12,535

Total Assets	$62,711	$108,676

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$319,721	$296,358
Accrued expenses	9,828	2,625
Total Current Liabilities	329,549	298,983

Long Term Note Payable – Related Party	350,000	225,000

Total Liabilities	679,549	523,983

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
273,362,274 shares issued and outstanding
at December 31, 2007, and March 31, 2008, respectively	273,362	273,362
Capital in excess of par value	4,376,659	4,376,659
Deficit accumulated during the exploration stage	(5,266,859)	(5,065,328)
Total Stockholders’ Deficiency	(616,838)	(415,307)

Total Liabilities and Stockholders’ Deficiency	$62,711	$108,676

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

March 31, 2008

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	January 1, 2004 (date of inception of exploration stage) to March 31, 2008

Revenue:
Total Revenue	$--	$--	$--

Expenses:
Mineral exploration costs	104,825	2,112	685,564
Professional fees	60,722	25,600	534,690
Compensation & management fees	9,697	--	1,390,106
Depreciation & amortization	849	850	12,122
General & administrative	21,560	30,332	422,976
Total Operating Expenses	197,653	58,894	3,045,458

Net (Loss) from Operations	$(197,653)	$(58,894)	$(3,045,458)

Other Income and Expenses:
Interest income	$327	$797	$2,939
Interest expense	(4,203)	--	(58,356)
Loss on disposal of assets	--	--	(12,629)
Loss on divestiture of subsidiary	--	--	(99,472)
Total Other Income (Expense)	(3,876)	797	(167,518)

Net (Loss)	$(201,530)	$(58,097)	$(3,212,976)

Weighted Average Shares
Common Stock Outstanding	273,362,274	267,043,853

Net Loss Per Common Share
(Basic and Fully Dilutive)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

March 31, 2008

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	January 1, 2004 (date of inception of exploration stage) to March 31, 2008
Cash flows from operating activities:
Net (loss)	$(201,530)	$(58,097)	$(3,212,976)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	849	850	12,122
Loss on disposal of assets	--	--	12,629
Loss on divestiture of subsidiary	--	--	99,472
Common stock issued for services	--	--	207,500
Changes to operating assets and liabilities:
(Increase) decrease in accounts receivable and prepaids	--	--	79,795
(Increase) decrease in inventories	--	--	63,812
(Increase) decrease in other assets	--	--	95,474
(Decrease) increase in accounts payables and accrued expenses	30,565	(4,120)	280,980
Net cash used in operating activities	(170,116)	(61,367)	(2,361,192)

Cash flows from investing activities:
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(29,355)

Cash flows from financing activities:
Proceeds from deposit	--	--	--
Repayments of long term borrowings	--	--	(25,000)
Proceeds from long term borrowings	125,000	--	375,000
Proceeds from sale of common stock	--	160,000	1,727,426
Net cash provided by financing activities	125,000	160,000	2,077,426

Net increase (decrease) in cash and cash equivalents	(45,116)	98,633	(313,121)
Cash and cash equivalents, beginning of period	96,141	3,260	364,146

Cash and cash equivalents, end of period	$51,025	$101,893	$51,025

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

A.      BASIS OF PRESENTATION

The interim financial statements of International Star, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2008 and 2007, are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity  with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008.

The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results for a full year period.

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

3.      Dividend Policy

The Company did not declare or pay any dividends during the quarters ended March 31, 2008 and 2007.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

5.      Basic and Dilutive Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS No. 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.  At March 31, 2008, the Company had no common equivalent shares of stock outstanding.

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

D.      COMMON STOCK

During the interim period ended March 31, 2008, the Company did not issue any shares of common stock.  During the interim period ended March 31, 2007, the Company issued 14,025,642 shares of common stock for $160,000 cash and a $20,000 deposit that the Company had received prior to December 31, 2006.  There were no outstanding stock warrants or stock options at March 31, 2008.

E.      LONG TERM NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This Company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by or having an interest in now or in the future in the Detrital Wash and Wikieup properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At March 31, 2008, the Company had borrowed $350,000 under the terms of this loan agreement.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2010.

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

ITEM 6.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Cautionary Note Regarding Forward Looking Statements

This Management’s Discussion and Analysis or Plan of Operation includes a number of forward-looking statements that reflect our management’s current views with respect to future events and financial performance.  Those statements include statements regarding our intent, belief or current expectations, and those of members of our management team, as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us throughout this Quarterly Report, as well as in our other reports filed by us with the Securities and Exchange Commission (“SEC”).  Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

Since our trading shares are classified as “penny stocks”, we are not entitled to rely upon the “safe harbor” provisions adopted by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to forward-looking statements.  Nevertheless, investors are urged to give serious consideration to those factors which we have identified as outside of our control, and the consequences to us and our investors if our anticipated results do not come to pass as expected as a result of material deviations which may occur from the assumptions we have relied upon in making forward-looking statements.

Our Business

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

Our directors and executive officers own a significant amount of our voting capital common stock, and accordingly, exert considerable influence over us.  As of March 31, 2008, our directors and executive officers beneficially owned common stock which would equal in the aggregate approximately 22.55% of the voting power of our outstanding common stock.  As a result, these stockholders are potentially able to significantly influence the decision on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2007, as further explained in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  In recognition of these trends, our independent registered accountants included cautionary statements in their report on our financial statements for the year ended December 31, 2007, that expressed “substantial doubt” regarding our ability to continue as a going concern.  Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

Our ability to continue as a going concern is dependent on obtaining additional working capital.  Our management intends to develop a long-term strategy to accomplish this objective through additional equity funding and long-term financing.  However, we cannot assure that we will be able to obtain such additional equity or debt financing.

Our Properties

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

If the statutes and regulations for the location and maintenance of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals.  Failure to pay maintenance fees may render the mining claim void or voidable.  We believe we have valid claims, but, because mining claims are self-initiated and self-maintained, it is impossible to ascertain their validity solely from public real estate records.  If the government challenges the validity of an unpatented mining claim, we would have the burden of proving the present economic feasibility of mining minerals located on the claims.

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

We have reason to believe that a third party may have staked lode claims on several of our existing placer claims in our Detrital Wash property (as described below).  We are currently in the process of ascertaining our rights with respect to these properties.

Detrital Wash, Mohave County, Arizona Property

Property and Location

Our Detrital Wash property (the “Detrital Wash Property”) consists of approximately 21,000 acres of land located approximately 56 miles from Las Vegas, Nevada, and 22 miles south of the Hoover Dam on U.S. Highway 93, Mohave County, Arizona.  The property is easily accessed by partially paved entry off Highway 93 and has availability to electricity and water.

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

Wikieup, Arizona Property

Property and Location

Our Wikieup property (the “Wikieup Property”) consists of 42 lode claims located approximately three miles west of U.S. Highway 93 in Section 36, Township 16N, Range 14W in the Hualapai Mountain Range at Wikieup, Arizona.  These claims comprise approximately 840 acres of mountainous terrain.  The property is easily accessible by paved and dirt roads west of Wikieup, Arizona, from U.S. Highway 93 and has nearby access to electricity and water.

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

With respect to our Detrital Wash Property, we are aggressively seeking to add new lode claims and convert placer claims to lode claims where mineralization occurs in the bedrock.  We have currently engaged consultants who are conducting a program of testing geological samples for the existence of minerals and mapping the existing geology.  We intend to extend this sampling and geology program to any new claims added to our inventory and to surrounding areas of interest anticipated to contain valuable mineralization.  We plan to utilize the initial results of this program to evaluate our Detrital Wash Property and further design an exploration program to best determine its mineral potential.  See “– Our Properties.”

As of the date of this Quarterly Report, we do not plan to conduct development activities on the Wikieup Property during 2008.  However, should adequate financial resources become available, we may aggressively pursue a program to identify any mineralization occurring on the Wikieup Property.  See “– Our Properties.”

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

During our fiscal year ended December 31, 2007, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.012 to $0.035 per share.  In the aggregate, we sold 15,668,982 restricted common stock shares during our fiscal year 2007 for a net purchase price of $210,000.  We believe the issuances were exempt from registration under Section 4(2) of the Securities Act.  During the three month period ended March 31, 2008, we did not secure any additional funding through the issuance of our common stock.

In addition, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  There were no amounts owing to the Company’s directors at December 31, 2007 or 2006, or at March 31, 2008.  During the three month period ended March 31, 2008, our directors did not advance any funds to the Company.

LIQUIDITY

Liquidity and Capital Resources

	For the Three Month Period Ended March 31, 2008	For the Three Month Period Ended March 31, 2007
Net cash used in operating activities	$(170,116)	$(61,367)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	125,000	160,000

General

Overall, we had negative cash flows of $45,116 for the three months ended March 31, 2008, resulting from $170,116 used in our operating activities and $125,000 provided by our financing activities.  No cash was provided by our investing activities during the three months ended March 31, 2008.

Cash Used in Our Operating Activities

For the three month period ended March 31, 2008, net cash used in our operating activities of $170,116 was due primarily to expenses associated with our mineral exploration activities, expenses for professional services and general and administrative expenses.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $125,000 during the three month period ended March 31, 2008, was comprised of cash provided by proceeds from a line of credit we obtained in December 2007.

Internal Sources of Liquidity

For the three month period ended March 31, 2008, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

We continue to pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations.  Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits.

On December 3, 2007, we obtained a $500,000 revolving line of credit from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  We plan to use the line of credit to fund our operating and compliance costs.  In the event we are unable to achieve sufficient revenues for the repayment of the line of credit, we will need to raise such funds through debt and equity financings.  We can provide no assurance that we will be able to raise the funds necessary for the repayment of the line of credit on terms favorable to us or at all.  See “– GENERAL – Financing” for additional discussion of the Company’s line of credit and other financing.

Inflation

Management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2008, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Acting Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, March 31, 2008.  Based on this evaluation, our President and our Acting Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the rules of the SEC, the effectiveness of our internal control over financial reporting as of December 31, 2007, was not required to be attested to by an Independent Registered Public Accounting Firm.  The attestation requirement currently does not become applicable to small business issuers, such as the Company, until fiscal year 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls that occurred during the three month period ended March 31, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

[The remainder of this page is intentionally left blank.]

PART II

OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At March 31, 2008, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 2.                      SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Index
Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STAR, INC.

Date: May 15, 2008	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

Date: May 15, 2008	By:	/s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Acting Secretary, Acting Treasurer/Chief
Financial Officer and Director