Form 10-Q
period 2008-06-30
INTERNATIONAL STAR INC
filed 2008-08-14
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ______ to ______

Commission File Number:  000-28861

INTERNATIONAL STAR, INC.
(Exact name of registrant as specified in its charter)

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
☐ Yes   ☒  No

As of July 31, 2008, there were 273,762,274 shares of the registrant’s Common Stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒
(Do not check if smaller reporting company)

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2008

PART I

FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2007.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of June 30, 2008, and its results of operations and its cash flows for the six-month period ended June 30, 2008.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

June 30, 2008

ASSETS	June 30,	December 31,
	2008	2007
Current Assets:
Cash	$36,309	$96,141
Total Current Assets	36,309	96,141

Property and Equipment (Net of accumulated depreciation)	10,836	12,535

Total Assets	$47,145	$108,676

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$310,358	$296,358
Accrued expenses	4,262	2,625
Total Current Liabilities	314,620	298,983

Long Term Note Payable – Related Party	500,000	225,000

Total Liabilities	814,620	523,983

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
273,762,274 shares issued and outstanding at June 30, 2008	273,762	273,362
Capital in excess of par value	4,380,259	4,376,659
Deficit accumulated during the exploration stage	(5,421,496)	(5,065,328)
Total Stockholders’ Deficiency	(767,475)	(415,307)

Total Liabilities and Stockholders’ Deficiency	$47,145	$108,676

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

June 30, 2008

	Three months ended June 30,		Six months ended June 30,		January 1, 2004 (date of inception of exploration stage) to June 30, 2008
	2008	2007	2008	2007

Revenue:
Total Revenue	$--	$--	$--	$--	$--

Expenses:
Mineral exploration costs	87,920	--	192,745	2,112	773,484
Professional fees	35,944	61,966	96,665	87,566	570,634
Compensation & management fees	10,490	19,500	20,188	19,500	1,400,596
Depreciation & amortization	850	850	1,700	1,700	12,972
General & administrative	13,778	953	35,338	31,285	436,754
Total Operating Expenses	(148,982)	(83,269)	(346,636)	(142,163)	(3,194,440)

Net (Loss) from Operations	$(148,982)	$(83,269)	$(346,636)	$(142,163)	$(3,194,440)

Other Income and Expenses:
Interest income	$--	$970	$327	$1,767	$2,939
Interest expense	(5,655)	--	(9,858)		(64,011)
Loss on disposal of assets					(12,629)
Loss on divestiture of subsidiary					(99,472)
Total Other Income (Expense)	(5,655)	970	(9,531)	1,767	(173,173)

Net (Loss)	$(154,637)	$(82,299)	$(356,167)	$(140,396)	$(3,367,613)

Weighted Average Shares
Common Stock Outstanding	273,762,274	273,631,013	273,562,274	272,674,974

Net Loss Per Common Share
(Basic and Fully Dilutive)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

June 30, 2008

	Six months ended June 30,		January 1, 2004 (date of inception of exploration stage) to
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net (loss)	$(356,167)	$(140,396)	$(3,367,613)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	1,700	1,700	12,972
Loss on disposal of assets	--	--	12,629
Loss on divestiture of subsidiary	--	--	99,472
Common stock issued for services	4,000	--	211,500
Changes to operating assets and liabilities:
(Increase) decrease in accounts receivable and prepaids	--	--	79,795
(Increase) decrease in inventories	--	--	63,812
(Increase) decrease in other assets	--	--	95,474
(Decrease) increase in accounts payables and accrued expenses	15,635	8,587	266,051
Net cash used in operating activities	(334,832)	(130,109)	(2,525,908)

Cash flows from investing activities:
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(29,355)

Cash flows from financing activities:
Proceeds from deposit	--	--	--
Repayments of long term borrowings	--	--	(25,000)
Proceeds from long term borrowings	275,000	--	525,000
Proceeds from sale of common stock	--	210,000	1,727,426
Net cash provided by financing activities	275,000	210,000	2,227,426

Net increase (decrease) in cash and cash equivalents	(59,832)	79,891	(327,837)
Cash and cash equivalents, beginning of period	96,141	3,260	364,146

Cash and cash equivalents, end of period	$36,309	$83,151	$36,309

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

A.	BASIS OF PRESENTATION

The interim financial statements of International Star, Inc. and subsidiaries (the “Company”) for the three and six months ended June 30, 2008 and 2007, are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2008, and the results of its operations and cash flows for the six months ended June 30, 2008.

The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results for a full year period.

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

3.      Dividend Policy

The Company did not declare or pay any dividends during the quarters ended June 30, 2008 and 2007.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

5.      Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS No. 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.  At June 30, 2008, the Company had no common equivalent shares of stock outstanding.

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

10.     Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.

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

During the interim period ended June 30, 2008, the Company issued 400,000 shares of common stock.  During the interim period ended June 30, 2007, the Company issued 15,937,721 shares of common stock for $210,000 cash and a $20,000 deposit that the Company had received prior to December 31, 2006.  There were no outstanding stock warrants or stock options at June 30, 2008.  The Company entered into an employment agreement effective April 1, 2008 whereby the Company would issue two separate option agreements to the Company president.  The first option agreement would have allowed the Company president to purchase up to 5,000,000 shares of the Company common stock at $.01 per share and the second option agreement would have allowed the Company president to purchase up to 5,000,000 shares of the Company common stock at $.03 per share.  The vesting of the option agreements were to be based upon performance incentives to be determined by the Board of Directors.  The employment agreement was amended on August 13, 2008, to allow the Company to issue stock options for an aggregate of 10,000,000 shares of common stock of the Company on such dates and according to such terms as designated by the Board of Directors of the Company.

E.	LONG TERM NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by or having an interest in now or in the future in the Detrital Wash and Wikieup properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At June 30, 2008, the Company had borrowed $500,000 under the terms of this loan agreement.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2010.

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cautionary Note Regarding Forward-Looking Statements

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

Our Business

We were organized under the laws of the State of Nevada on October 28, 1993, as Mattress Showrooms, Inc.  In 1997, we changed our corporate name to International Star, Inc. and became engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems.  Despite our efforts, we were unable to develop this business beyond the start-up stage.  Following our unsuccessful venture in waste management, we refocused our business efforts on mineral exploration in 1998.  Currently, we are primarily engaged in the acquisition and exploration of precious and base metals mineral properties.  Since 1998, we have examined various mineral properties prospective for precious and base metals and minerals and have acquired interests in those we believe may contain precious and base metals and minerals.  Our properties are located in Arizona.  Although we have confirmed the existence of mineralization in some of our properties, we have not established that any of our properties contain reserves.  A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Further exploration will be needed before a final determination can be made whether any mineral extraction on our property is economically and legally feasible.  Therefore, at present we have no reserves and no income from mineral production.

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

Our directors and executive officers lack significant experience or technical training in exploring for precious metal deposits and developing mines.  Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry.  Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management’s lack of experience in the mining industry.  We have aligned our Company with reputable, knowledgeable experts in the mining industry to overcome this lack of experience and expertise.

Any changes in government policy may result in changes to laws affecting ownership of assets, land tenure, mining policies, taxation, environmental regulations, labor relations, or other factors relating to our exploration activities. Such changes could cause us to incur significant unforeseen expenses of compliance or even require us to suspend our activities altogether.

Our directors and executive officers own a significant amount of our voting capital common stock, and accordingly, exert considerable influence over us.  As of June 30, 2008, our directors and executive officers beneficially owned common stock which would equal in the aggregate approximately 22.52% of the voting power of our outstanding common stock.  As a result, these stockholders are potentially able to significantly influence the decision on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

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

Our ability to continue as a going concern is dependent on obtaining additional working capital.  Our management is in the process of developing a long-term strategy to accomplish this objective through additional equity funding and long-term financing.  However, we cannot assure that we will be able to obtain such additional equity or debt financing.

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

We have reason to believe that a third party may have staked lode claims on several of our existing placer claims in our Detrital Wash property (described below).  We are currently in the process of ascertaining our rights with respect to these properties.

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

Our Detrital Wash Property also consists of 430 lode claims located along the western front of the White Hills.  These lode claims have been converted from our existing placer claims based on the existence of mineralization in the bedrock.  The lode claims cover known and anticipated northerly extensions of veins found in the White Hills and mineralized structures to the south.

In 2007, we paid an aggregate of $16,875 in maintenance fees to the BLM for the Detrital Wash Property.

Operations

We are aggressively pursuing a program to increase our land holdings in the Detrital Wash area by adding new lode claims and converting placer claims to lode claims where mineralization occurs in the bedrock.  In addition, we currently have engaged consultants who have developed and implemented a program of testing geological samples from the property for mineralization and mapping the existing geology.  We plan to extend this sampling and geology mapping program to any new claims added to our inventory as well as surrounding areas of interest we believe may contain valuable mineralization.

The initial assay results of this program support historical records obtained by the Company of significant copper and molybdenum mineralization in both the Black Mountains and Northern White Hills areas of the Detrital region.  Based on these results, we are currently working with our consultants to plan and implement the next phase of our exploration program to further assess under industry standards the mineral potential of our properties.  See “– GENERAL – Plan of Operation.”

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

Financial Condition and Results of Operations

We have incurred substantial net losses since our inception as an exploration stage company.  Our ability to generate revenue is dependent on our ability to establish the existence of mineral reserves on our properties.  We have not generated any revenue during any period since the date of our inception, and unless and until we establish that such reserves exist, we will not have any revenue from our mineral operations.  Our current management has engaged consultants who have developed an exploration plan involving various methods of geochemical and geophysical testing, in compliance with industry standards, to determine whether mineral reserves exist on our properties.  We have implemented an initial mapping and sampling phase of this plan that included assaying of collected geological samples.  We believe the assay results from this initial phase justify implementation of further phases of this exploration plan.  See “– GENERAL – Plan of Operation.”  However, further implementation of this plan is dependent our obtaining additional debt or equity financing.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.

As of June 30, 2008, our total assets are $47,145, consisting of $36,309 in cash and $10,836 in property and equipment, net of depreciation.  Our total assets at December 31, 2007, were $108,676, consisting of $96,141 in cash and $12,535 in property and equipment, net of depreciation.  The $61,531 decrease in our total assets during the six months ended June 30, 2008, is primarily due to a reduction in our cash resulting from our operating and compliance expenses during the interim period.  These expenses have been largely comprised of costs associated with the development and implementation of our current mineral exploration program for our Detrital Wash claims.

Our total liabilities as of June 30, 2008, are $814,620, an increase of $290,637 over total liabilities at December 31, 2007, of $523,983.  This increase is attributable to our borrowing an additional $275,000 on our existing line of credit to fund our exploration activities and general operating and compliance costs during the period, along with a $14,000 increase in our accounts payable.  See “– GENERAL – Financing” for a discussion of our line of credit.

Our net loss for the six months ended June 30, 2008, was $356,167, compared to a net loss of $140,396 during the six-month period ended June 30, 2008, an increase of 253.69%.  The substantial increase in our net loss for the six months ended June 30, 2008, over the same period for 2007 was due primarily to costs associated with the development and implementation of our current mineral exploration program for our Detrital Wash mining claims.  Mineral exploration costs expense for the six-month period ended June 30, 2008, which included expenses related to geological sampling and mapping activities and assays performed on the samples taken from our properties, was $192,745, compared to $2,112 for the same period of 2007.

Professional fees expense increased by $9,099, or 10.40%, from $87,566 during the first six months of 2007, to $96,665 during the first six months of 2008.  We also incurred a $4,053, or 12.96%, increase in general and administrative costs to $35,338 during the six months ended June 30, 2008, compared to $31,285 during the six months ended June 30, 2007.  The increases in professional fees expense and general and administrative expense are attributable primarily to the development and implementation of our current exploration program and regulatory compliance costs.  There was no material change in compensation and management fees expense or in depreciation and amortization expense during the six-month period ended June 30, 2008, as compared to June 30, 2007.

During the first six months of 2008, we incurred interest expense of $9,858 as a result of interest accruing on our line of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007.  See “– GENERAL – Financing.”  We had no interest expense during the same period in 2007.  Our interest income during the first six months of 2008 was $327, compared to interest income of $1,767 during the first six months of 2007.

Plan of Operation

Over the next twelve months, we intend to focus on obtaining financing necessary to add additional claims that may hold commercial mining value for further exploration of both the Detrital Wash Property and, should funding be available, the Wikieup Property, and to continue our efforts to assess the commercial viability of mineral extraction from potential deposits on these properties and the establishment of precious and base metal reserves.

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

During the quarter ended June 30, 2008, we obtained historical records created in connection with substantial exploration conducted in the Northern Black Mountains, where a portion of our Detrital mining claims are located, by various mining companies from the 1960’s through the 1980’s.  Work completed by these companies included soil sampling, stream sampling, rock sampling and drilling, bouguer gravity surveys, and resistivity and IP surveys.

The historical soil, sediment and rock sampling data obtain by the Company indicated copper and molybdenum mineralization on the property in the form of projected and drilled areas of chalcocite mineralization.  Our geologist and engineering consultants have developed an exploration program designed to re-evaluate this historical data under National Instrument 43-101 industry standards.  We have implemented and obtained results from an initial phase of this program, and we are currently working on preparations to implement the next phase of the program.

As part of the initial phase of our current exploration program, 252 assays were performed by Mountain States R&D International, Inc., an Arizona registered and licensed lab, on samples taken from our Detrital Wash claims.  Results of these assays support the historical data indicating significant copper (Cu) and molybdenum (Mo) mineralization in both the Black Mountains and Northern White Hills areas of the Detrital region.

The assays report that copper values of the rock samples collected range from 25 ppm to 6.10% Cu.  There were thirteen samples above 1.0% Cu, seventeen samples with values between 0.10% Cu and 0.99% Cu, and one soil sample at 0.081% Cu.  The remainder of the rock and soil samples ranged from 25 ppm Cu to 599 ppm Cu.  The molybdenum values from rock and soil samples range from nine samples below detection limit of 1 ppm Mo to 906 ppm Mo.  Anomalous silver, lead and arsenic are also present in samples from the property.

Due to budget constraints, we did not assay the samples for gold mineralization.  However, our existing claim block consists of several former gold mines, and the historical data we have obtained indicates mineralization of gold in the area.  We intend to test for gold mineralization in future assays of samples taken from this area.  We cannot provide assurance, however, that mineralization of gold will be confirmed by future assays or that any mineralization determined by the recent or future assays will be sufficient to establish the existence of precious or base mineral reserves on our properties.

Based on these initial assay results, we are working with our geologist and engineering consultants on planning and implementation of our next phase of geological testing to determine the mineral potential of these properties and the viability of extracting any mineral reserves discovered.  This phase will include assaying over 200 additional samples, which were collected during our initial sampling phase, for the existence of copper, molybdenum, silver and gold mineralization.  This next phase will also involve conducting geophysical probing and scanning of areas where mineralization is shown to exist by our recent assay results.  If these activities further indicate the potential existence of significant mineralization on our properties, we intend to conduct subsequent testing to determine whether such mineralization is of sufficient quantity to establish mineral reserves.  If our subsequent exploration activities indicate the existence of mineral reserves on our properties, management intends to pursue a means to exploit those reserves by either commencing mining operations, selling or leasing our interest in the property, or entering into a joint venture with a larger resource company to develop the property to the production stage.

Implementation and completion of our planned second phase of our exploration program and our additional exploration activities are dependent on our obtaining funding through additional debt or equity financing.  We are actively pursuing means to secure additional capital through debt or equity financing to fund our future operations.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all.  We also cannot assure, even if such financing is obtained, that we will determine that mineral reserves exist on our properties or that we will be able to commercially exploit any such reserves.  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry and the current market price of any minerals discovered.

As of the date of this Quarterly Report, we do not plan to conduct development activities on the Wikieup Property during 2008.  However, should adequate financial resources become available, we may aggressively pursue a program to identify any mineralization occurring on the Wikieup Property.  See “– GENERAL – Our Properties.”

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

We have used the line of credit to fund our operating and compliance costs during the first and second quarters of 2008 and plan to continue using proceeds from the line of credit to fund our operating and compliance costs during the third quarter of 2008.  In the event we are unable to achieve sufficient revenues to fund our operating and compliance costs beyond the remaining proceeds of our line of credit or to fund our repayment of the line of credit, we will need to raise such funds through debt and equity financings.  We can provide no assurance that we will be able to raise the funds necessary on terms favorable to us or at all.  If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diluted.

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

Our Chairman of the Board, Ms. Virginia Shehee, may be deemed the beneficial owner of over 50% of the outstanding shares of KRFH due to the voting power she has obtained pursuant to a voting agreement.  Due to the voting power she has obtained pursuant to a similar voting agreement, Ms. Shehee may also be deemed the beneficial owner of over 50% of the outstanding shares of Kilpatrick Life Insurance Company, one of our major shareholders.  The Kilpatrick Life Insurance Company employs Ms. Shehee as its President and Chief Executive Officer and Ms. Jacqulyn Wine as its Assistant Secretary/Treasurer.  Ms. Wine is our Secretary, Treasurer/Chief Financial Officer and one of our directors.

During our fiscal year ended December 31, 2007, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.012 to $0.035 per share.  In the aggregate, we sold 15,668,982 restricted common stock shares during our fiscal year 2007 for a net purchase price of $210,000.  We believe the issuances were exempt from registration under Section 4(2) of the Securities Act.  During the three months ended June 30, 2008, we did not secure any additional funding through the issuance of our common stock.

In addition, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  There were no amounts owing to the Company’s directors at December 31, 2007 or 2006, or at June 30, 2008.  During the three- and six- month periods ended June 30, 2008, our directors did not advance any funds to the Company.

LIQUIDITY

Liquidity and Capital Resources

	Six months ended June 30,
	2008	2007
Net cash used in operating activities	$(334,832)	$(130,109)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	275,000	210,000

General

Overall, we had negative cash flows of $59,832 for the six months ended June 30, 2008, resulting from $334,832 used in our operating activities and $275,000 provided by our financing activities.  No cash was provided by our investing activities during the six months ended June 30, 2008.  For the six months ended June 30, 2007, we had positive cash flows of $79,891.  The decrease in cash flows for the six-month period ended June 30, 2008, over the same period in 2007 reflects a $215,771 increase in our net loss for the interim period in 2008 over the interim period in 2007 primarily as a result of costs associated with the development and implementation of the initial phase of our current mineral exploration program.

Cash Used in Our Operating Activities

For the six-month period ended June 30, 2008, net cash used in our operating activities of $334,832, an increase of $204,723 from the same period in 2007, was due primarily to expenses associated with our increased mineral exploration activities, and to a lesser degree, expenses for professional services and general and administrative expenses.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $275,000 during the six-month period ended June 30, 2008, was comprised of cash provided by proceeds from a line of credit we obtained in December 2007.  This reflects an increase of $65,000 as compared to net cash provided by financing activities during the six months ended June 30, 2007.  Net cash provided by financing activities during the first six months of 2007 resulted from proceeds from the sale of our common stock.

Internal Sources of Liquidity

For the six-month period ended June 30, 2008, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

We continue to pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations.  Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits.

On December 3, 2007, we obtained a $500,000 revolving line of credit from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  During the six-month period ended June 30, 2008, we have used the line of credit to fund our operating and compliance costs.  We plan to continue using proceeds from the line of credit to fund our operating and compliance costs during the third quarter of 2008.  In the event we are unable to achieve sufficient revenues to fund our operating and compliance costs beyond the remaining proceeds of our line of credit or to fund our repayment of the line of credit, we will need to raise such funds through debt and equity financings.  We can provide no assurance that we will be able to raise the funds necessary on terms favorable to us or at all.  See “– GENERAL – Financing” for additional discussion of the Company’s line of credit and other financing.

Inflation

Management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2008, except that rising oil and gas, food and other commodity prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2008.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

Under the temporary rules of the SEC, the effectiveness of our internal control over financial reporting as of December 31, 2007, was not required to be attested to by an Independent Registered Public Accounting Firm.  The attestation requirement currently does not become applicable to smaller reporting companies, such as the Company, until fiscal year 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls that occurred during the three month period ended June 30, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At June 30, 2008, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2008, we issued 400,000 shares of our common stock to our President, Sterling M. Redfern, as compensation for his services as President of the Company from December 2007 through March 2008.  We believe the issuance of these shares was exempt from registration under Section 4(2) of the Securities Act.  We did not make any other sales of unregistered equity securities during the three- and six-month periods ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 19, 2008.  The holders of a total of approximately 41% of our outstanding shares of common stock as of March 31, 2008, were represented in person or by proxy at the meeting.  Our bylaws require that a majority of our outstanding shares of common stock entitled to vote at the meeting must be present, in person or by proxy, for a quorum to exist.  Because a quorum was not present, no matters were voted upon at the annual meeting and the meeting was adjourned.  As of this filing, no subsequent meeting of the shareholders has been called or held.

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

INTERNATIONAL STAR, INC.

Date: August 14, 2008	By: /s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

Date: August 14, 2008	By: /s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Secretary, Treasurer/Chief
Financial Officer and Director