Form 10-Q
period 2008-09-30
INTERNATIONAL STAR INC
filed 2008-11-14
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ______ to ______

Commission File Number:  000-28861

INTERNATIONAL STAR, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0876846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Marshall Street, Shreveport, LA	71101
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2008, there were 279,262,274 shares of the registrant’s Common Stock issued and outstanding.

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

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2008

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2007.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of September 30, 2008, and its results of operations and its cash flows for the nine-month period ended September 30, 2008.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)	(Audited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$13,467	$96,141
Total Current Assets	13,467	96,141

Property and Equipment (Net of accumulated depreciation)	9,986	12,535

Total Assets	$23,453	$108,676

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$340,869	$296,358
Accrued expenses	7,562	2,625
Total Current Liabilities	348,431	298,983

Long Term Note Payable – Related Party	500,000	225,000

Total Liabilities	848,431	523,983

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
278,762,274 shares issued and outstanding at September 30, 2008	278,762	273,362
Capital in excess of par value	4,425,259	4,376,659
Deficit accumulated during the exploration stage	(5,528,999)	(5,065,328)
Total Stockholders’ Deficiency	(824,978)	(415,307)

Total Liabilities and Stockholders’ Deficiency	$23,453	$108,676

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,		January 1, 2004 (date of inception of exploration stage) to September 30,
	2008	2007	2008	2007	2008
Revenue:
Total Revenue	$--	$--	$--	$--	$--

Expenses:
Mineral exploration costs	37,866	22,125	230,611	24,237	811,350
Professional fees	40,958	43,255	137,624	130,820	611,592
Compensation & management fees	10,500	17,000	30,688	36,500	1,411,096
Depreciation & amortization	850	850	1,700	2,550	13,822
General & administrative	12,222	13,897	48,174	45,182	448,976
Total Operating Expenses	(102,397)	(97,127)	(448,797)	(239,289)	(3,296,836)

Net (Loss) from Operations	$(102,397)	$(97,127)	$(448,797)	$(239,289)	$(3,296,836)

Other Income and Expenses:
Interest income	$--	$381	$327	$2,147	$2,939
Interest expense	(5,342)	--	(15,200)		(69,353)
Loss on disposal of assets					(12,629)
Loss on divestiture of subsidiary					(99,472)
Total Other Income (Expense)	(5,342)	381	(14,874)	2,147	(178,515)

Net (Loss)	$(107,739)	$(96,746)	$(463,671)	$(237,142)	$(3,475,351)

Weighted Average Shares
Common Stock Outstanding	276,595,607	273,631,013	275,162,274	272,674,974

Net Loss Per Common Share
(Basic and Fully Dilutive)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

September 30, 2008

	Three months ended Sep. 30,		Nine months ended Sep. 30,		January 1, 2004 (date of inception of exploration stage) to September 30,
	2008	2007	2008	2007	2008
Cash flows from operating activities:
Net (loss)	$(107,739)	$(96,746)	$(463,671)	$(237,142)	$(3,475,351)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	850	850	2,550	2,550	13,822
Loss on disposal of assets	--	--	--	--	12,629
Loss on divestiture of subsidiary	--	--	--	--	99,472
Common stock issued for services	--	--	4,000	--	211,500
Changes to operating assets and liabilities:
(Increase) decrease in accounts receivable and prepaids	--	--	--	--	79,795
(Increase) decrease in inventories	--	--	--	--	63,812
(Increase) decrease in other assets	--	--	--	--	95,474
(Decrease) increase in accounts payables and accrued expenses	33,811	18,073	49,447	26,660	300,097
Net cash used in operating activities	(73,079)	(77,823)	(407,764)	(207,932)	(2,598,750)

Cash flows from investing activities:
Purchase of fixed assets	--	--	--	--	(29,355)
Net cash provided by investing activities	--	--	--	--	(29,355)

Cash flows from financing activities:
Proceeds from deposit	--	--	--	--	--
Repayments of long term borrowings	--	--	--	--	(25,000)
Proceeds from long term borrowings	--	--	275,000	--	525,000
Proceeds from sale of common stock	50,000	--	50,000	210,000	1,777,426
Net cash provided by financing activities	50,000	--	325,000	210,000	2,277,426

Net increase (decrease) in cash and cash equivalents	(23,079)	(77,823)	(82,674)	2,068	(350,679)
Cash and cash equivalents, beginning of period	36,546	83,151	96,141	3,260	364,146

Cash and cash equivalents, end of period	$13,467	$5,328	$13,467	$5,328	$13,467

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

A.  BASIS OF PRESENTATION

The interim financial statements of International Star, Inc. and subsidiaries (the “Company”) for the three and nine months ended September 30, 2008 and 2007, are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2008, and the results of its operations and cash flows for the nine months ended September 30, 2008.

The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results for a full year period.

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

          3.  Dividend Policy

The Company did not declare or pay any dividends during the quarters ended September 30, 2008 and 2007.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

          5.  Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS No. 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.  At September 30, 2008, the Company had no common equivalent shares of stock outstanding.

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

D.  COMMON STOCK

During the three months ended September 30, 2008, the Company issued 5,000,000 shares of common stock and warrants for $50,000.  During the interim period ended September 30, 2007, the Company issued 15,937,721 shares of common stock for $210,000 cash and a $20,000 deposit that the Company had received prior to December 31, 2006.  The Company entered into an employment agreement effective April 1, 2008 whereby the Company would issue two separate option agreements to the Company president.  The first option agreement would have allowed the Company president to purchase up to 5,000,000 shares of the Company common stock at $.01 per share and the second option agreement would have allowed the Company president to purchase up to 5,000,000 shares of the Company common stock at $.03 per share.  The vesting of the option agreements were to be based upon performance incentives to be determined by the Board of Directors.  The employment agreement was amended on August 13, 2008, to allow the Company to issue stock options for an aggregate of 10,000,000 shares of common stock of the Company on such dates and according to such terms as designated by the Board of Directors of the Company.

E.  LONG TERM NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by or having an interest in now or in the future in the Detrital Wash and Wikieup properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At September 30, 2008, the Company had borrowed $500,000 under the terms of this loan agreement.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2010.

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

Our directors and executive officers own a significant amount of our voting capital common stock, and accordingly, exert considerable influence over us.  As of September 30, 2008, our directors and executive officers beneficially owned common stock which would equal in the aggregate approximately 22.26% of the voting power of our outstanding common stock.  As a result, these stockholders are potentially able to significantly influence the decision on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

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

Our ability to continue as a going concern is dependent on obtaining additional working capital.  Our management has developed a long-term strategy for generating revenues from our mineral properties, with a short-term focus on obtaining additional equity or debt funding until such operating revenues can be generated.  We are in the process of attempting to raise additional capital to fund our current operating costs and to continue work on establishing the existence of mineral reserves within our properties to enable us to seek feasible revenue generating opportunities.

As of the date of this Quarterly Report, we have not been fully successful in raising the necessary additional equity or debt financing to fund our short-term operating costs or our planned mineral exploration work.  If we do not obtain substantial additional financing, we may not have sufficient capital to continue operating as a public company or at all beyond the fourth quarter of 2008.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

Our Properties

We currently hold interests in two properties that we believe show potential for mineral development.  Both properties are unpatented mining claims located on federal public land managed by the United States Department of Interior, Bureau of Land Management (“BLM”).  We are obligated to pay a maintenance fee to the BLM of $170 per claim plus a $10 filing fee for each newly filed claim and $125 per claim per year for each existing claim.

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

Detrital Wash, Mohave County, Arizona Property

Property and Location

Our Detrital Wash property (the “Detrital Wash Property”) consists of approximately 24 square miles of land located approximately 56 miles from Las Vegas, Nevada, and 22 miles south of the Hoover Dam on U.S. Highway 93, Mohave County, Arizona.  The property is easily accessed by partially paved entry off Highway 93 and has availability to electricity and water.

As of September 1, 2008, the Detrital Wash Property is comprised solely of lode mining claims.  Prior to September 1, 2008, our Detrital Wash Property consisted of approximately 21,000 acres of land consisting primarily of placer mining claims we had obtained in part through a mineral lease with James R. Ardoin in 1998 and in part through a 2004 exploration rights agreement with a group of individuals including several former directors and officers of the Company.  Based on assessments by our current geologist and mining engineer consultants that these claims do not contain placer mineral deposits, we determined that the value of these placer claims was not sufficient to justify the costs to continue maintaining these claims.  Therefore, we terminated our lease agreement with Mr. Ardoin on August 29, 2008, pursuant to the terms of the agreement.  Additionally, following the termination of the lease agreement and because our obligations under the 2004 exploration rights agreement had been fully performed, we allowed all of our placer claims in the Detrital Wash Property to expire as of August 31, 2008.

Our Detrital Wash Property presently consists of 434 lode claims located in the Black Mountains and along the western front of the White Hills in the Detrital Wash area in northwestern Arizona.  Based on the presence of gold and silver producing mines in the Black Mountains and the White Hills, we believe deposits of precious metals may exist within the Detrital Wash Property.  We cannot assure that we will discover such deposits or that, if such deposits are discovered, we will be able to commercially produce such mineral deposits.

These lode claims have been converted from our previous placer claims based on evidence of the existence of mineralization in the bedrock.  The lode claims cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by recent assays performed for the Company by a licensed independent lab and evaluated according to National Instrument (NI) 43-101 standards.  These areas include portions of the Black Mountains as well as known and anticipated northerly extensions of veins found in the White Hills and mineralized structures to the south.

In 2007, we paid an aggregate of $16,875 in maintenance fees to the BLM for the Detrital Wash Property.  We have not paid any maintenance fees for the Detrital Wash Property in 2008.  As of the date of this Quarterly Report, the maintenance fees for our current lode claims in the Detrital Wash Property are due in increments of $31,500 in December 2008, $31,500 in January 2009, and $32,760 in February 2009.

Operations

During the period ended September 30, 2008, we increased our lode claim holdings in the Detrital Wash area by adding new lode claims and converting placer claims to lode claims where mineralization occurs in the bedrock.  Based on our conclusion that our placer claims in the area did not contain placer deposits, we released all of our placer claim holdings in the Detrital Wash area upon their expiration as of August 31, 2008.

Our consultants have developed a program of testing geological samples from our Detrital Wash Property for mineralization and mapping the existing geology and have implemented an initial phase of this program.  The initial assay results of this program support historical records obtained by the Company of significant copper and molybdenum mineralization in both the Black Mountains and Northern White Hills areas of the Detrital region.  Based on these results, our consultants have developed a plan for the next phase of our exploration program to further assess under industry standards the mineral potential of our properties.  We are currently attempting to obtain funding to continue this exploration work.  Additionally, if sufficient funding is obtained, we plan to extend this sampling and geology mapping program to new claims added to our inventory as well as surrounding areas of interest we believe may contain valuable mineralization.  See “– GENERAL – Plan of Operation.”  We cannot guarantee that we will be able to obtain the necessary funds to conduct these planned exploration activities.  See “– GENERAL – Going Concern.”

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

In 2007, we paid an aggregate of $5,250 in annual maintenance fees to the BLM for the Wikieup Property.  In August 2008, we paid an aggregate of $5,250 in annual maintenance fees to the BLM to renew the Wikieup Property claims for the coming year.

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

Financial Condition and Results of Operations

We have incurred substantial net losses since our inception as an exploration stage company.  Our ability to generate revenue is dependent on our ability to establish the existence of mineral reserves on our properties.  We have not generated any revenue during any period since the date of our inception, and unless and until we establish that such reserves exist, we will not have any revenue from our mineral operations.  Our current management has engaged consultants who have developed an exploration plan involving various methods of geochemical and geophysical testing, in compliance with industry standards, to determine whether mineral reserves exist on our properties.  We have implemented an initial mapping and sampling phase of this plan that included assaying of collected geological samples.  We believe the assay results from this initial phase justify implementation of further phases of this exploration plan.  See “– GENERAL – Plan of Operation.”  However, further implementation of this plan is dependent our obtaining additional debt or equity financing.  We are currently attempting to obtain funding to continue this exploration work and to fund our future operating and compliance costs.  As of the date of this Quarterly Report, we have not yet obtained the necessary level of funds to further implement our exploration program or to fund our operating and compliance costs beyond the fourth quarter of 2008.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of September 30, 2008, our total assets are $23,453, consisting of $13,467 in cash and $9,986 in property and equipment, net of depreciation.  Our total assets at December 31, 2007, were $108,676, consisting of $96,141 in cash and $12,535 in property and equipment, net of depreciation.  The $85,223 decrease in our total assets during the nine months ended September 30, 2008, is primarily due to a reduction in our cash resulting from our operating and compliance expenses during the interim period.  These expenses have been largely comprised of costs associated with the development and implementation of our current mineral exploration program for our Detrital Wash claims and our general operating and compliance costs.

Our total liabilities as of September 30, 2008, are $848,431, an increase of $324,448 over total liabilities at December 31, 2007, of $523,983.  This increase is attributable to our borrowing an additional $275,000 under a line of credit to fund our exploration activities and general operating and compliance costs during the period, along with a $44,511 increase in our accounts payable for operating and compliance expenses.  See “– GENERAL – Financing” for a discussion of our line of credit.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Our net loss for the nine months ended September 30, 2008, was $463,671, compared to a net loss of $237,142 during the nine-month period ended September 30, 2007, an increase of 195.52%.  The substantial increase in our net loss for the nine months ended September 30, 2008, over the same period for 2007 was due primarily to costs associated with the development and implementation of our current mineral exploration program for our Detrital Wash mining claims.  Mineral exploration costs expense for the nine-month period ended September 30, 2008, which included expenses related to geological sampling and mapping activities and assays performed on the samples taken from our properties, was $230,611, compared to $24,237 for the same period of 2007.

Professional fees expense increased by $6,804, or 5.20%, from $130,820 during the first nine months of 2007, to $137,624 during the first nine months of 2008.  We also incurred a $2,992, or 6.62%, increase in general and administrative costs to $48,174 during the nine months ended September 30, 2008, compared to $45,182 during the nine months ended September 30, 2007.  The increases in professional fees expense and general and administrative expense are attributable primarily to the development and implementation of our current exploration program and regulatory compliance costs.  During the first nine months of 2008, our compensation and management fees expense decreased by $5,812, or 15.92%, from $36,500 during the first nine months of 2007, to $30,688 during the first nine months of 2008.  Depreciation and amortization expense during the nine-month period ended September 30, 2008, decreased $850, or 33.33%, from $2,550 during the nine months ended September 30, 2007, to $1,700 during the nine months ended September 30, 2008.

During the first nine months of 2008, we incurred interest expense of $15,200 as a result of interest accruing on our line of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007.  See “– GENERAL – Financing.”  We had no interest expense during the same period in 2007.  Our interest income during the first nine months of 2008 was $327, compared to interest income of $2,147 during the first nine months of 2007.

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Our net loss for the quarter ended September 30, 2008, was $107,739, compared to a net loss of $96,746 during the quarter ended September 30, 2007, an increase of 11.36%.  The increase in our net loss for the third quarter of 2008 over the third quarter of 2007 was due primarily to increased expenses associated with our mineral exploration activities on our Detrital Wash mining claims, offset in part by decreases in professional fees, compensation and management fees, and general and administrative expenses.  Mineral exploration costs expense for the three-month period ended September 30, 2008, which consisted primarily of expenses related to adding new lode claims and converting our previous placer claims to lode claims in the Detrital Wash Property, was $37,866, compared to $22,125 for the three-month period ended September 30, 2007.

Professional fees expense decreased by $2,297, or 5.31%, from $43,255 during the third quarter of 2007, to $40,958 during the third quarter of 2008.  Compensation and management fees expense decreased by $6,500, or 38.24%, from $17,000 during the third quarter of 2007, to $10,500 during the third quarter of 2008.  The decrease in compensation and management fees expense is primarily related to the resignation of a former officer during the third quarter of 2007.  We also experienced a $1,675, or 12.05%, decrease in general and administrative costs to $12,222 during the three months ended September 30, 2008, compared to $13,897 during the three months ended September 30, 2007.  The decreases in professional fees expense and general and administrative expense during the period ended September 30, 2008, over the same period in 2007 are due to ordinary fluctuations in operating and compliance expenses from year to year and quarter to quarter.  There was no material change in depreciation and amortization expense during the three-month period ended September 30, 2008, as compared to the same period in 2007.

During the third quarter of 2008, we incurred interest expense of $5,342 as a result of interest accruing on our line of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007.  See “– GENERAL – Financing.”  We had no interest expense during the same period in 2007.  We did not have any interest income during the third quarter of 2008, compared to $381 interest income during the third quarter of 2007.

Plan of Operation

During the fourth quarter of 2008, we intend to focus on obtaining financing necessary to continue our efforts to assess the commercial viability of mineral extraction from potential deposits on these properties and the establishment of precious and base metal reserves and, should funding be available, to add additional claims that may hold commercial mining value for further exploration of both the Detrital Wash Property and the Wikieup Property.

With respect to our Detrital Wash Property, during the nine months ended September 30, 2008, we have added new lode claims and converted placer claims to lode claims where mineralization occurs in the bedrock.  Based on assessments by our consultant geologists and mining engineer of the lack of placer deposits on these properties, we determined that our placer claims did not have sufficient value to justify the cost of maintaining the claims, and therefore, we released all of our placer claim holdings in the Detrital Wash area upon their expiration as of August 31, 2008.  See “ – Our Properties.”  During the first nine months of 2008, we implemented an initial phase of a program developed by our consultants of testing geological samples from the property for mineralization and mapping the existing geology.  We plan to extend this sampling and geology mapping program to any new claims added to our inventory as well as surrounding areas of interest we believe may contain valuable mineralization, pending the availability of sufficient funding.

During the second quarter of 2008, we obtained historical records created in connection with substantial exploration conducted in the Northern Black Mountains, where a portion of our Detrital mining claims are located, by various mining companies from the 1960’s through the 1980’s.  Work completed by these companies included soil sampling, stream sampling, rock sampling and drilling, bouguer gravity surveys, and resistivity and IP surveys.

The historical soil, sediment and rock sampling data obtained by the Company indicated copper and molybdenum mineralization on the property in the form of projected and drilled areas of chalcocite mineralization.  Our geologist and engineering consultants have developed an exploration program designed to re-evaluate this historical data under NI 43-101 industry standards.  We have implemented and obtained results from an initial phase of this program, and our consultants have developed plans to implement the next phase of the program.

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

Due to budget constraints, we did not assay the samples for gold mineralization.  However, our existing claim block consists of several former gold mines, and the historical data we have obtained indicates mineralization of gold in the area.  Subject to available funding, we intend to test for gold mineralization in future assays of samples taken from this area.  We cannot provide assurance, however, that mineralization of gold will be confirmed by future assays or that any mineralization determined by the recent or future assays will be sufficient to establish the existence of precious or base mineral reserves on our properties.

Based on these initial assay results, we have worked with our geologist and engineering consultants on planning and implementation of our next phase of geological testing to determine the mineral potential of these properties and the viability of extracting any mineral reserves discovered.  This phase will include assaying over 200 additional samples, which were collected during our initial sampling phase, for the existence of copper, molybdenum, silver and gold mineralization.  This next phase will also involve conducting geophysical probing and scanning of areas where mineralization is shown to exist by our recent assay results.  If these activities further indicate the potential existence of significant mineralization on our properties, we intend to conduct subsequent testing to determine whether such mineralization is of sufficient quantity to establish mineral reserves.  If our subsequent exploration activities indicate the existence of mineral reserves on our properties, management intends to pursue a means to exploit those reserves by either commencing mining operations, selling or leasing our interest in the property, or entering into a joint venture with a larger resource company to develop the property to the production stage.

Implementation and completion of our planned second phase of our exploration program and our additional exploration activities are dependent on our obtaining funding through additional debt or equity financing.  We have recently obtained an initial portion of the funding through an equity securities offering.  See “– GENERAL – Financing,” “– LIQUIDITY – External Sources of Liquidity” and “UNREGISTERED SALES OF EQUITY SECURITIES.”  The funds raised to date have been used or allocated to cover general operating and compliance costs during the third and fourth quarters of 2008 and for payment of annual maintenance fees to the BLM for our lode mining claims in our Wikieup Property.  Additional financing is necessary to pay maintenance fees for the Detrital Wash Property and to begin implementation of the next phase of our exploration activities.  Until funding is obtained, we are unable to continue our exploration program.  See “– GENERAL – Going Concern.”

We continue to pursue means to secure additional capital through debt or equity financing to fund our future operations.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all.  We also cannot assure, even if such financing is obtained, that we will determine that mineral reserves exist on our properties or that we will be able to commercially exploit any such reserves.  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry, current economic conditions and the current market price of any minerals discovered.

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

Financing

We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs.  We continue to pursue means to fund our current and future operations and to both continue and expand our exploration activities, either by seeking additional capital through loans or private placements of our securities, or by entering into joint venture or similar arrangements with one or more other, more substantial companies.

On December 3, 2007, we obtained a $500,000 revolving line of credit from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  The line of credit carries simple interest at the rate of 6% per annum.  All unpaid principal and accrued interest is due on December 2, 2010 (the “Maturity Date”).  Until the Maturity Date, we are only required to pay interest, with the first such payment due in arrears on June 3, 2008, and then with additional payments every 90 days thereafter.  At any time, KRFH can demand immediate repayment of the outstanding balance on the line of credit with ten days notice.  Any payments due from us that are not paid within ten days of the due date are subject to late fee of 5%.  We have the right to prepay any amounts due KRFH at any time without penalty.  As of September 30, 2008, we have made total interest payments of $9,263 toward this line of credit.

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

Our Chairman of the Board, Ms. Virginia Shehee, may be deemed the beneficial owner of over 50% of the outstanding shares of KRFH due to the voting power she has obtained pursuant to a voting agreement.  Due to the voting power she has obtained pursuant to a similar voting agreement, Ms. Shehee may also be deemed the beneficial owner of over 50% of the outstanding shares of Kilpatrick Life Insurance Company (“KLIC”), one of our major shareholders.  Ms. Shehee serves as Chairman of the Board of KLIC and until July 1, 2008, served as its President and Chief Executive Officer.  KLIC also employs as its Corporate Secretary Ms. Jacqulyn Wine.  Ms. Wine is our Secretary, Treasurer/Chief Financial Officer and one of our directors.

We have used the line of credit to fund our operating and compliance costs during the first three quarters of 2008.  As of September 30, 2008, we have used the full balance available under the line of credit.  Because we presently do not have sufficient revenues to fund our operating and compliance costs or to fund our repayment of the line of credit, we are in the process of attempting to raise other funds through debt and equity financings.  During the quarter ended September 30, 2008, we raised $50,000 through the sale of our restricted common stock and common stock warrants, and we are presently seeking additional funds through similar equity or debt financing.  See “UNREGISTERED SALES OF EQUITY SECURITIES.”  We can provide no assurance that we will be able to raise the funds necessary on terms favorable to us or at all.  If we raise capital by selling our equity stock, the proportionate ownership of existing shareholders will be diluted.

During our fiscal year ended December 31, 2007, we secured additional funding through the private placement of our restricted common stock shares at prices ranging from $0.012 to $0.035 per share.  In the aggregate, we sold 15,668,982 restricted common stock shares during our fiscal year 2007 for a net purchase price of $210,000.  We believe the issuances were exempt from registration under Section 4(2) of the Securities Act.  Other than the $50,000 raised through the sale of our restricted common stock and common stock warrants during the third quarter of 2008, we did not secure any additional funding through the issuance of our common stock during the nine-month period ended September 30, 2008.

Historically, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  There were no amounts owing to the Company’s directors at December 31, 2007 or 2006, or at September 30, 2008.  During the nine-month period ended September 30, 2008, our directors did not advance any funds to the Company.

LIQUIDITY

Liquidity and Capital Resources

	Nine months ended Sep. 30,
	2008	2007
Net cash used in operating activities	$(407,674)	$(207,932)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	325,000	210,000

General

Overall, we had negative cash flows of $82,674 for the nine months ended September 30, 2008, resulting from $407,674 used in our operating activities and $325,000 provided by our financing activities.  No cash was provided by investing activities during the nine months ended September 30, 2008.  For the nine months ended September 30, 2007, we had positive cash flows of $2,068.  The decrease in cash flows for the nine-month period ended September 30, 2008, over the same period in 2007 reflects a $226,529 increase in our net loss for the interim period in 2008 over the interim period in 2007, primarily as a result of costs associated with the development and implementation of the initial phase of our current mineral exploration program and the addition of lode claims to our Detrital Wash Property, offset in part by proceeds from our line of credit and sales of our common stock and stock warrants.

Cash Used in Our Operating Activities

For the nine-month period ended September 30, 2008, net cash used in our operating activities of $407,674, an increase of $199,742 from the same period in 2007, was due primarily to expenses associated with our increased mineral exploration activities, and to a lesser degree, expenses for professional services and general and administrative expenses.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $325,000 during the nine-month period ended September 30, 2008, was comprised of cash provided by proceeds from a line of credit we obtained in December 2007, along with $50,000 provided by the sale of our common stock and common stock warrants in August and September 2008.  See “UNREGISTERED SALES OF EQUITY SECURITIES.”  This reflects an increase of $115,000 as compared to net cash provided by financing activities during the nine months ended September 30, 2007.  Net cash provided by financing activities during the first nine months of 2007 resulted from proceeds from the sale of our common stock.

Internal Sources of Liquidity

For the nine-month period ended September 30, 2008, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because we have been unable to generate funds from operations sufficient to fund our daily operations, we must rely on external sources of liquidity.  We continue to pursue available financing options to secure funds to continue and, where possible, grow our business operations.  Our management will review any financing options at its disposal, and will judge each potential source of funds on its individual merits.

On December 3, 2007, we obtained a $500,000 revolving line of credit from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc.  During the nine-month period ended September 30, 2008, we used the line of credit to fund our operating and compliance costs.  As of September 30, 2008, we have used the full balance available under the line of credit.  Because we presently do not have sufficient revenues to fund our operating and compliance costs or to fund our repayment of the line of credit, we are in the process of attempting to raise other funds through debt and equity financings.

During the three-month period ended September 30, 2008, we raised $50,000 through the sale of our restricted common stock and common stock warrants.  See “– GENERAL – Financing” and “UNREGISTERED SALES OF EQUITY SECURITIES.”  We are presently seeking additional funds through similar equity or debt financing.  We can provide no assurance that we will be able to raise the necessary funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in the fourth quarter of fiscal year 2008, except that increases in oil and gas, food and other commodity prices could materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2008.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls that occurred during the three month period ended September 30, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At September 30, 2008, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On August 26, 2008, we sold 3,500,000 shares of our common stock and warrants to purchase an additional 1,750,000 shares of our common stock to an existing shareholder of the Company at a price of $0.01 per unit for an aggregate of $35,000.  The warrants are exercisable upon issuance for a term of three years from date of issuance at an exercise price of 50% of the closing price of our common stock on the day immediately preceding the date of exercise.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.

On September 30, 2008, we sold 1,500,000 shares of our common stock and warrants to purchase an additional 750,000 shares of our common stock to three existing shareholders of the Company at a price of $0.01 per unit for an aggregate of $15,000.  The warrants are exercisable upon issuance for a term of three years from date of issuance at an exercise price of 50% of the closing price of our common stock on the day immediately preceding the date of exercise.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.

We did not make any other sales of unregistered equity securities during the three-month period ended September 30, 2008.

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

INTERNATIONAL STAR, INC.

Date: November 14, 2008	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

Date: November 14, 2008	By:	/s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Secretary, Treasurer/Chief
Financial Officer and Director