Form 10-K
period 2008-12-31
INTERNATIONAL STAR INC
filed 2009-04-21
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ______ to ______

Commission File Number:  000-28861

INTERNATIONAL STAR, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	86-0876846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Marshall Street, Shreveport, LA	71101
(Address of principal executive offices)	(Zip Code)

(318) 464-8687
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  ☐

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
 Yes  ☐   No  ☒

Based on the closing sale price of $0.010 on June 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,197,780.

As of March 20, 2009, there were 281,512,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2008

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, incorporate by reference or may include or incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects and developments, possible strategic alternatives, new business concepts, capital expenditures, consumer and economic trends and similar matters.

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

Since our trading shares are classified as “penny stocks”, we are not entitled to rely upon the “safe harbor” provisions adopted by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to forward-looking statements.  Nevertheless, we urge readers to seriously consider those factors identified as outside of our control and the consequences to us and our investors if our anticipated results do not come to pass as expected as a result of material deviations from assumptions we have relied upon in making forward-looking statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These risks and uncertainties include, but are not limited to, factors described elsewhere in this Annual Report on Form 10-K and the following:

•	changes in consumer spending patterns and general economic, business and social conditions in the United States and the areas we do business;

•	changes in market prices of precious and base metals;

•	the impact of changes in the conditions and regulation of financial markets and public companies;

•	the availability and cost of debt and equity financing;

•	the availability and reliability of qualified geology, mining and other industry professionals;

•	the impact of competition from other mineral exploration and mining companies;

•	the financial condition of companies on which we rely for analysis of geological samples and of the suppliers and manufacturers from whom we source our equipment;

•	changes in the costs of interest rates, insurance, energy, fuel and other business utilities;

•	the costs of complying with changes in applicable environmental or land use laws or regulations;

•	the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care;

•	changes in tax laws;

•	threats or acts of terrorism or war; and

•	strikes, work stoppages or slow downs by unions affecting businesses which have an impact on our ability to conduct our own business operations.

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

Since 1998, we have examined various mineral properties prospective for precious and base metals and minerals and have acquired interests in those we believe may contain precious and base metals and minerals.  Our properties are located in Arizona.  We have not established that any of our properties contain reserves.  A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Further exploration will be needed before a final determination can be made whether any mineral extraction from our property is economically and legally feasible.  Therefore, at present we have no reserves and no income from mineral production.

In March 1998, we entered into a 20-year mining property lease agreement with James R. Ardoin pursuant to which Mr. Ardoin leased to our Company eight mineral claims located in the Detrital Wash area around mile marker 22 on Highway 93, Mohave County, Arizona, for the purpose of exploring for minerals and for the extraction, treatment, and sale of minerals found on the lands leased.  We agreed to pay Mr. Ardoin a production royalty equal to 2% of net smelter returns (“NSR”) (as defined in the lease).  In July 2004, we acquired additional claims totaling approximately 20,000 acres adjacent to our original claims pursuant to an exploration rights agreement with the holders of the claims, some of whom were then directors or officers of the Company.  The agreement granted us exploration rights on the claims, and first right of refusal to enter into a mineral lease agreement in exchange for a 0.25% NSR payable to the claimholders should the Company bring the property into production.  The agreement required us to expend a minimum of $125,000 on exploration during the three-year period following the execution of the exploration agreement and to maintain the claims in good standing by paying federally required maintenance fees.  In August 2008, based on an assessment by the Company’s current geology and mining consultants of a lack mineralization in these claims and because the Company had staked new claims in the area covering areas of evidenced mineralization, the Company terminated its lease agreement with Mr. Ardoin in accordance with its terms and allowed the claims acquired through the 2004 exploration rights agreement, under which the Company had fully performed its obligations, to expire.

In March 2001, we purchased from Gold Standard Mines, Inc. 51 mining claims located in the Wikieup mining district, Mohave County, Arizona (collectively, the “Wikieup Property”) and the exclusive rights to an extraction process for the recovery of precious metals from the Wikieup Property that was developed by the claim owner.  We have not had the extraction process for the Wikieup Property verified by an independent source.  As consideration for the claims, we issued 1,000,000 shares of our restricted common stock having an aggregate value of $400,000 as of the date of the acquisition.  In exchange, we received a notarized quitclaim deed granting us all rights, interest and title to the claims.  The deed was subsequently recorded at the United States Bureau of Land Management office in Phoenix, Arizona, and at Mohave County in Kingman, Arizona.  The Company presently holds 42 of these claims.

In October 2001, we formed a wholly owned subsidiary, Qwik Track, Inc., to engage in web-based information distribution services and to provide timely and accurate thoroughbred handicapping analytical data and statistical information to the international account wagering market.  Due to our limited finances and lack of funding, in 2003 we suspended indefinitely the further development of Qwik-Track, Inc.

In October 2002, we acquired Pita King Bakeries International, Inc. (“Pita King”), after which Pita King operated as our wholly-owned subsidiary engaged in the production and marketing of a variety of pita breads and chips.  Effective January 1, 2004, we and the principals of Pita King mutually agreed to dissolve our business relationship.  Pursuant to the terms of the dissolution agreement, we forgave a debt owed by Pita King to the Company in the aggregate amount of $35,000, and in exchange, the principals and officers of Pita King agreed to return 4,000,000 shares of our common stock that was issued in connection with our acquisition of Pita King.  We agreed that the remaining 139,500 shares of our common stock that was issued to the original shareholders of Pita King in connection with the acquisition would remain the property of such shareholders and would be unaffected by the dissolution agreement.  As a result of the dissolution agreement, Pita King is no longer affiliated with the Company.

In January 2006, we entered into a joint venture agreement with Resolve Capital Funding Corporation, Inc. (“Resolve”) for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and commercial exploitation of our Detrital Wash property.  The joint venture agreement provided that each of Resolve and our Company would have a 50% membership interest in Star-Resolve Detrital Wash, LLC.  As our capital contribution to the joint venture, upon the formation of Star-Resolve Detrital Wash, LLC, we were required to contribute our mineral rights in the Detrital Wash Property under a mining property lease.  As Resolve’s capital contribution to Star-Resolve Detrital Wash, LLC, Resolve was required to contribute 600,000 Canadian Dollars (approximately $515,996 U.S. Dollars based on the exchange rate as of January 10, 2006) within 60 to 90 days of the joint venture’s formation.  In addition, Resolve was required to use its best efforts to manage Star-Resolve Detrital Wash, LLC, including, without limitation, providing Star-Resolve Detrital Wash, LLC with access to its industry related contracts and its expertise in the commercial exploitation of mineral rights.  Resolve was to be the exclusive managing member of Star-Resolve Detrital Wash, LLC.  Although the LLC was formed pursuant to the joint venture agreement, Resolve did not make the required cash contribution and, as of the date of filing of this report, remains in default under the joint venture agreement.  Our management has suspended further pursuit of the joint venture and its efforts to obtain a resolution to Resolve’s breach of the joint venture agreement.

In 2008, we engaged as consultants an additional geologist and a registered professional mining engineer, both whom are “qualified persons” under Canadian National Instrument (NI) 43-101 recognized industry standards, along with our existing consultant geologist to coordinate development and implemention of a new exploration program for our properties in the Detrital Wash area.  This program consists of sampling, mapping, assaying and conducting geophysical exploration activities designed to gather and evaluate data under NI 43-101 industry standards and bring historical data on these properties up to current NI 43-101 standards for the purpose of determining whether mineable reserves exist on our Detrital Wash Property.  We implemented the initial phase of this exploration program during 2008, which involved collecting and assaying geological samples and mapping the geology.  As of the date of this Annual Report, we have begun implementation of a second phase of the program involving assaying additional geological samples.  Pending the results of the additional assays and subject to available funding, the Company plans to continue implementation this exploration program during 2009 to determine whether commercially extractable reserves exist on our Detrital Wash properties.  However, we cannot guarantee that we will be able to obtain the necessary funding to complete this program or, even if we obtain sufficient funding, that we will be able to establish the existence of such reverves or to commercially exploit any such reserves.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – GENERAL – Plan of Operation.”

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

Although we have processed and tested mineralized materials showing evidence of precious and base metals mineralization on a testing basis in our Detrital Wash properties, our decision as to whether any of the mineral properties we now hold, or which we may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of our exploration program and independent feasibility analysis and the recommendation of engineers and geologists.  The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to:

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

Employees

As of December 31, 2008, we had no employees other than our executive officers, nor any plans to recruit employees within the next twelve months.  However, employees, consultants and expertise will be added to the Company as management deems necessary and when financing permits.

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

We also compete with other mineral resource exploration companies for financing and joint venture opportunities from a limited number of investors that are prepared to make investments in junior mineral exploration companies.  Investors may view investments in competitors as more attractive based on the merit of the mineral properties under investigation and the price of the investment offered, which may impact our ability to raise additional capital to fund our exploration programs.

Subsidiaries

Qwik Track, Inc.

On October 15, 2001, we organized Qwik Track, Inc. as our wholly-owned subsidiary to operate as a web-based service business providing the wagering enthusiast with thoroughbred handicapping, analytical data and statistical information for racetrack wagering over the Internet.  As of November 2003, we suspended business development of our Qwik Track subsidiary in order to focus our limited resources on exploring our mineral properties.  As a result, Qwik Track, Inc. is not currently an active business entity.  We do not have any present plans to reactivate this subsidiary.

Star-Resolve Detrital Wash, LLC

On January 10, 2006, we entered into a joint venture agreement with Resolve Capital Funding Corporation, Inc. (“Resolve”) for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and commercial exploitation of our Detrital Wash property.  The joint venture agreement provided that each of Resolve and our Company would have a 50% membership interest in Star-Resolve Detrital Wash, LLC.  As our capital contribution to the joint venture, upon the formation of Star-Resolve Detrital Wash, LLC, we were required to contribute our mineral rights in the Detrital Wash Property under a mining property lease.  As Resolve’s capital contribution to Star-Resolve Detrital Wash, LLC, Resolve was required to contribute 600,000 Canadian Dollars (approximately $515,996 U.S. Dollars based on the exchange rate as of January 10, 2006) within 60 to 90 days of the joint venture’s formation.  In addition, Resolve was required to use its best efforts to manage Star-Resolve Detrital Wash, LLC, including, without limitation, providing Star-Resolve Detrital Wash, LLC with access to its industry related contracts and its expertise in the commercial exploitation of mineral rights.  Resolve was to be the exclusive managing member of Star-Resolve Detrital Wash, LLC.  Although the LLC was formed pursuant to the joint venture agreement, Resolve did not make the required cash contribution and, as of the date of this report, remains in default under the joint venture agreement.  Our management has suspended further pursuit of the joint venture and its efforts to obtain a resolution to Resolve’s breach of the joint venture agreement.  As a result, Star-Resolve Detrital Wash, LLC is not currently an active business entity.  At the time of this filing, we do not have plans to seek reactivation of this subsidiary.

ITEM 1A.	RISK FACTORS

The business of mineral exploration is inherently speculative and involves a number of general risks which could materially adversely affect our results of operation and financial condition, including among others, the rarity of commercial mineral deposits, environmental and other laws and regulations, physical dangers to personnel associated with exploration activity, and political events.  Risks and uncertainties that are currently unknown to management may also adversely affect our business and operation.  The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

Exploration for mineral deposits is highly speculative.

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

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.  Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry.  Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management’s lack of experience in the mining industry.  We have aligned our Company with reputable, knowledgeable experts in the mining industry to overcome this lack of experience and expertise.

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

Our directors and executive officers own a significant amount of our common stock and can exert considerable influence over us.

Our directors and executive officers own, directly or indirectly, a significant amount of our voting capital common stock, and accordingly, can exert considerable influence over us.  As of March 1, 2009, our directors and executive officers beneficially owned common stock which would equal in the aggregate approximately 21.93% of the voting power of our outstanding common stock.  As a result, these stockholders are potentially able to significantly influence the decision on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently hold interests in two properties that we believe show potential for mineral development.  Both properties consist of unpatented mining claims located on federal public land managed by the United States Department of Interior, Bureau of Land Management (“BLM”).  We are obligated to pay a maintenance fee to the BLM of $170 per claim plus a $14 local filing fee for each newly filed claim and $125 per claim per year for each existing claim.

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

Property title uncertainties exist in the mining industry.  We believe that we have good title to our properties; however, defects in such title could have a material adverse effect on us.  We have investigated our rights to explore, exploit and develop our various properties in manners consistent with industry practice, and to the best of our knowledge, those rights are in good standing.  However, we cannot assure that the title to our properties will not be challenged or impugned by third parties or governmental agencies or that third parties have not staked claims, or will not in the future stake claims, on lands for which we believe we have good title to existing claims.  In addition, we cannot assure that the properties in which we have an interest are not subject to prior unregistered agreements.  Any such undetected defects could cause us to lose our rights to the property or to incur substantial expense in defending our rights.

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

Our Detrital Wash Property presently consists of 434 lode claims located in the Black Mountains and along the western front of the White Hills in the Detrital Wash area in northwestern Arizona.  As of this Report, we have obtained legal title to 75 of these claims.  Based on the presence of gold and silver producing mines in the Black Mountains and the White Hills, we believe deposits of precious metals may exist within the Detrital Wash Property.  We cannot assure that we will discover such deposits or that, if such deposits are discovered, we will be able to commercially produce such mineral deposits.

These lode claims have been converted from our previous placer claims based on evidence of the existence of mineralization in the bedrock.  The lode claims cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by geochemical assays of mineral samples performed for the Company in 2008 by a licensed independent lab and evaluated according to National Instrument (NI) 43-101 standards.  These areas include portions of the Black Mountains as well as known and anticipated northerly extensions of veins found in the White Hills and mineralized structures to the south.

We did not pay any maintenance fees to the BLM for our lode claims in the Detrital Wash Property in 2008.  In 2009, we have paid $13,800 in filing fees for 75 of our current lode claims in the Detrital Wash Property.

Operations

During 2008, we increased our lode claim holdings in the Detrital Wash area by adding new lode claims and converting placer claims to lode claims where mineralization occurs in the bedrock.  Based on our conclusion that our placer claims in the area did not contain placer deposits, we released all of our placer claim holdings in the Detrital Wash area upon their expiration as of August 31, 2008.  We did not add any new lode claims during the fourth quarter of 2008.

Our current geology and mining engineer consultants developed a program during 2008 of testing geological samples from our Detrital Wash Property for mineralization and mapping the existing geology and have implemented an initial phase of this program.  The initial assay results of this program support historical records obtained by the Company in 2008 of significant copper and molybdenum mineralization in both the Black Mountains and Northern White Hills areas of the Detrital region.  Based on these results, our consultants have developed a plan for additional phases of our exploration program to further assess under industry standards the mineral potential of our properties.  As of this filing, we have submitted over 200 additional mineral samples for assays of copper, molybdenum, silver and gold.  Further implementation of this phase is dependent on our obtaining additional funding.  Pending favorable results from these most recent assays, we may pursue additional funding through joint venture opportunities or from other equity investors.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – GENERAL – Plan of Operation.”  We cannot guarantee that the results of these assays will be favorable or that we will be able to obtain the necessary funds to conduct our planned exploration activities.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – GENERAL – Going Concern.”

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

In 2008, we paid an aggregate of $5,250 in annual maintenance fees to the BLM for the Wikieup Property.

Operations

Due to our limited financial resources, we do not currently have plans to engage in development activities on the Wikieup Property during 2009.  However, should adequate financing become available, management may implement an aggressive campaign to identify through accepted geological processes any mineralization occurring on our Wikeiup claims.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At December 31, 2008, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until May 23, 2003, our common stock was traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASD”) under the symbol ISRI.  Since May 23, 2003, our common stock has been traded on the Pink Sheets under the Symbol ISRI.PK.  On February 22, 2005, the NASD assigned our Company a new trading symbol and our common stock began trading on the Pink Sheets under the symbol ILST.PK.  On June 20, 2005, our common stock was approved by the NASD for listing on the OTC Bulleting Board, and since such date, our common stock has been trading under the symbol ILST.OB.  The following table indicates quarterly high and low prices per share for our common stock during the fiscal years ended December 31, 2008 and 2007.  These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.  The market for our shares has been sporadic and at times very limited.

[Table follows on the next page.]

Fiscal Year Ended December 31, 2008	HIGH	LOW
4th Quarter ended December 31, 2008	$0.0100	$0.0025
3rd Quarter ended September 30, 2008	$0.0210	$0.0040
2nd Quarter ended June 30, 2008	$0.0140	$0.0060
1st Quarter ended March 31, 2008	$0.0200	$0.0060

Fiscal Year Ended December 31, 2007
4th Quarter ended December 31, 2007	$0.0200	$0.0070
3rd Quarter ended September 30, 2007	$0.0280	$0.0100
2nd Quarter ended June 30, 2007	$0.0380	$0.0130
1st Quarter ended March 31, 2007	$0.0220	$0.0110

The closing price of our common stock as of March 20, 2009, was $0.0100 per share.

Number of Shareholders

At March 20, 2009, we had approximately 160 stockholders of record of our common stock.  This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

We did not declare or pay any dividends during our fiscal years ended December 31, 2008 and 2007.  There are no legal, contractual or other restrictions, which limit our ability to pay dividends.  Payment of future dividends, if any, on our common stock, will be dependent upon the amounts of our future after-tax earnings, if any, and will be subject to the discretion of our Board of Directors.  Our Board of Directors is not legally obligated to declare dividends, even if we are profitable.  We have never paid any dividends on or common stock, and we have no plans to do so in the near future.  Instead, we plan to retain any earnings to finance the development of the business and for general corporate purposes.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)(1) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Because our Common Stock is deemed to be a penny stock, trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  “Accredited investors” are persons with net worth, or joint net worth with their spouse, in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse, for each of the past two years and with the reasonable expectation of attaining the same level of income in the current year.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of our shareholders to sell their shares.

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

The following table provides information with respect to the shares authorized for issuance under equity compensation plans of the Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	18,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	18,000,000

Recent Sales of Unregistered Securities

On October 10, 2008, we sold 500,000 shares of our common stock and warrants to purchase an additional 250,000 shares of our common stock to an existing shareholder of the Company at a price of $0.01 per unit for an aggregate of $5,000.  The warrants are exercisable upon issuance for a term of three years from date of issuance at an exercise price of 50% of the closing price of our common stock on the day immediately preceding the date of exercise.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On October 14, 2008, we sold a total of 2,250,000 shares of our common stock to three existing shareholders upon exercise of stock warrants at an exercise price per share of $0.0015, or 50% of the closing price of the common stock on the day immediately preceding the exercise date, for an aggregate of $3,375.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  The stock certificates representing these 2,250,000 shares of restricted common stock were not issued to the shareholders until 2009, and therefore, for accounting purposes, the proceeds from the exercise of these warrants have been recognized in the financial statements as of December 31, 2008, included with this Annual Report as shareholder deposits rather than as capital or as proceeds from the sale of common stock.

We did not engage in any other sales of our securities that were not registered under the Securities Act during the three month period ended December 31, 2008.  Our sales of unregistered securities during the fiscal years ended December 31, 2006 and 2007, and during the nine months ended September 30, 2008, have been previously reported in our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-Q or 10-QSB and/or our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The following presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operation has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.  Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing.  The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks.  Our actual results could differ materially from those discussed here.

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

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2008.  In recognition of these trends, our independent registered accountants have included cautionary statements in their report on our financial statements for the year ended December 31, 2008, that expressed “substantial doubt” regarding our ability to continue as a going concern.  Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

Our ability to continue as a going concern is dependent on obtaining additional working capital.  Our management has developed a long-term strategy for generating revenues from our mineral properties, with a short-term focus on obtaining additional equity or debt funding until such operating revenues can be generated.  We continue to consider and pursue available and feasible options to raise additional capital to fund our operating costs and to continue work on establishing the existence of mineral reserves within our properties to enable us to seek feasible revenue generating opportunities.

During the fourth quarter of 2008, we obtained funding from a related party to satisfy our current obligations and to continue exploration work on our Detrital Wash Property through the first quarter of 2009.  See “– GENERAL – Financing.”  We will need to raise additional equity or debt financing to fund our operating costs and our planned mineral exploration work and to service our current debt obligations for the remainder of 2009, unless and until we are able to generate substantial revenues from our mineral properties.  If we do not obtain substantial additional financing, we may not have sufficient capital to continue operating as a public company or at all beyond the first quarter of 2009.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

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

Our current management has engaged consultants who have developed an exploration plan involving geochemical and geophysical exploration methods to determine under recognized industry standards whether mineral reserves exist on our properties.  We have implemented an initial mapping and sampling phase of this plan that included assaying of collected geological samples.  We believe the assay results from this initial phase justify further implementation of this exploration plan.  During the fourth quarter of 2008, we obtained funding for a broader phase of assays of our collected samples.  See “– GENERAL – Plan of Operation.”  However, further exploration work will be dependent our obtaining additional debt or equity financing.

We are currently considering potential options to obtain funding to continue exploration work on our properties and to fund our future operating and compliance costs.  As of the date of this Annual Report, we have not yet obtained the necessary level of funds to further implement our exploration program on our Detrital Wash Property or to fund our operating and compliance costs beyond the first quarter of 2009.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of December 31, 2008, our total assets are $29,413, consisting of $8,889 in cash, $11,388 in prepaid expenses and $9,136 in property and equipment, net of depreciation.  Our total assets at December 31, 2007, were $108,676, consisting of $96,141 in cash and $12,535 in property and equipment, net of depreciation.  The $79,263 decrease in our total assets during the year ended December 31, 2008, is primarily due to a reduction in our cash resulting from our operating and compliance expenses during the interim period.  These expenses have been largely comprised of costs associated with the development and implementation of our current mineral exploration program for our Detrital Wash claims and our general operating and compliance costs.

Our total liabilities as of December 31, 2008, are $926,937, an increase of $402,983 over total liabilities at December 31, 2007, of $523,983.  This increase is attributable primarily to our borrowing an additional $275,000 under an existing line of credit and $30,000 under a new line of credit to fund our exploration activities and general operating and compliance costs during the period, along with a $70,489 increase in our accounts payable and a $19,965 increase in accrued expenses at December 31, 2008.  The increase in accounts payable is primarily attributable amounts owed at December 31, 2008, for consultant fees related to our exploration program and legal fees related to our regulatory compliance.  The increase in accrued expenses is attributable to the accrued interest on our December 2007 line of credit.  See “– GENERAL – Financing” for a discussion of our lines of credit.

Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2007

Net Loss.  Our net loss for the fiscal year ended December 31, 2008, was $541,218, compared to a net loss of $400,340 during the fiscal year ended December 31, 2007, an increase of 35.19%.  The significant increase in our net loss for the year ended December 31, 2008, over the year ended December 31, 2007, was due primarily to an almost five-fold increase in our mineral exploration costs during 2008.  This large increase in our mineral exploration costs was partially offset by a significant decrease in professional fees and a moderate decrease in compensation and management fees during 2008 as compared to 2007.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for 2008, which included expenses related to geological sampling and mapping activities and assays performed on the samples taken from our properties, was $257,898, compared to $44,737 for 2007, an increase of $213,161, or 476.48%.  This substantial increase was the result of costs associated with the development and implementation of our current mineral exploration program for our Detrital Wash mining claims.

Professional Fees Expense.  During 2008, professional fees expense decreased by $84,879, or 33.80%, from $251,119 during 2007, to $166,240 during 2008.  The significant decrease resulted primarily from the mutual termination of our consulting agreement with our financial consultant due to his acceptance of employment with one of our major shareholders.

Compensation and Management Fees Expense.  Our compensation and management fees expense for 2008 decreased by $5,174, or 14.17%, from $36,500 during 2007 to $31,326 during 2008 as a result of the resignation of one of our executive officers in August 2007, offset mostly by the salary of our current president, who was appointed in December 2007.

Depreciation and Amortization Expense.  Depreciation and amortization expense was unchanged from 2007 to 2008 at $3,400.

General and Administrative Costs Expense.  We incurred a $3,989, or 7.46%, increase in general and administrative costs to $57,431 during the year ended December 31, 2008, compared to $53,442 during the year ended December 31, 2007.  The increase in general and administrative expense is attributable primarily to costs associated with our current exploration program and regulatory compliance costs.

Interest Income.  Our interest income during 2008 was $327, compared to $2,612 during 2007.

Interest Expense.  During 2008, we incurred interest expense of $25,249 as a result of interest accruing on our line of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007.  See “– GENERAL – Financing.”  Our interest expense for 2007, which was attributable to the December 2007 line of credit, was $1,125.

Plan of Operation

During 2009, we intend to focus on obtaining sufficient financing to make the required filings to obtain legal title to the remainder of our lode claims in the Detrital Wash Property and to continue exploration work toward the establishment of precious and base metal reserves and assessment of the commercial viability of mineral extraction from deposits on these properties.  If we are able to establish significant mineralization through our ongoing efforts, we may seek joint venture opportunities or potential investment by a larger resource mining company or investor to fund the additional exploration work and potential mineral extraction.  We do not presently have plans to stake additional claims to the Detrital Wash Property.  However, we may add additional lode claims to our Detrital Wash Property for further exploration where we believe the land may hold commercial mining value, subject to available funding.  See “PROPERTIES – Detrital Wash, Mohave County, Arizona Property.”

We do not presently plan to conduct development activities on the Wikieup Property during 2009.  However, should adequate financial resources become available, we may aggressively pursue a program to identify any mineralization occurring on the Wikieup Property.  See “PROPERTIES – Wikieup, Arizona Property.”

In 2008, we engaged as consultants an additional geologist and a registered professional mining engineer, both of whom are “qualified persons” under NI 43-101, along with our existing consultant geologist, to develop and conduct a program for our Detrital Wash Property of testing geological samples for the existence of minerals and mapping the existing geology.  Our consultants have utilized the initial results of this program, which indicated the presence of copper, molybdenum and silver mineralization, to further design the exploration program to evaluate the mineral potential of our Detrital Wash Property.  We have recently implemented a second phase of testing of geological samples collected during 2008 and are awaiting the results to determine the best course to obtain funding and to further implement our exploration program.  We do not presently intend to conduct any significant additional sampling and mapping in the Detrital Wash Property; however, should any new claims be added to our inventory based on anticipated mineralization and available funding, we may extend this sampling and mapping program to any such new areas of interest.

Due to our limited financial resources, we do not anticipate any purchase or sale of property, plant, or other significant equipment, and we do not expect any significant changes in the number of our employees.  However, employees, consultants and expertise will be added to the Company as management deems necessary and when financing permits.

During 2008, we added new lode claims and converted placer claims to lode claims where mineralization occurs in the bedrock in our Detrital Wash Property.  Through August 2008, we maintained approximately 21,000 acres of placer claims in the Detrital Wash area.  Based on assessments by our consultant geologists and mining engineer of the lack of placer deposits on these properties, we determined that our placer claims did not have sufficient value to justify the cost of maintaining the claims, and therefore, we released all of our placer claim holdings in the Detrital Wash area upon their expiration as of August 31, 2008.  See “PROPERTIES – Detrital Wash, Mohave County, Arizona Property.”

During the second quarter of 2008, we obtained historical records created by various mining companies from the 1960’s through the 1980’s in connection with substantial exploration conducted in the Northern Black Mountains, where a portion of our Detrital mining claims are located.  Work completed by these companies included soil sampling, stream sampling, rock sampling and drilling, bouguer gravity surveys, and resistivity and IP surveys.  The historical soil, sediment and rock sampling data obtained by the Company indicated copper and molybdenum mineralization on the property in the form of projected and drilled areas of chalcocite mineralization.  As part of our current exploration program, our geologist and engineering consultants are working to reproduce this historical data under NI 43-101 industry standards to verify the accuracy of the historical data.

In the initial phase of this exploration program, 252 assays were performed by Mountain States R&D International, Inc., an Arizona registered and licensed lab (“Mountain States”), on samples taken from our Detrital Wash claims.  Results of these assays support the historical data indicating significant copper (Cu) and molybdenum (Mo) mineralization in both the Black Mountains and Northern White Hills areas of the Detrital region.

The assays report that copper values of the rock samples collected range from 25 parts per million (ppm) to 6.10% Cu (10,000 ppm equals one percent).  A value of 20 ppm (or 0.002%) or higher is generally considered to be of potential value for exploration purposes.  There were thirteen samples above 1.0% Cu, seventeen samples with values between 0.10% Cu and 0.99% Cu, and one soil sample at 0.081% Cu.  The remainder of the rock and soil samples ranged from 25 ppm Cu to 599 ppm Cu.  The molybdenum values from rock and soil samples range from nine samples below detection limit of 1 ppm Mo to 906 ppm Mo.  Anomalous silver, lead and arsenic are also present in samples from the property.

Due to budget constraints, the assays performed in 2008 did not test for gold mineralization.  However, our existing claim block consists of several former gold mines, and the historical data we have obtained indicates mineralization of gold in the area.  In March 2009, we submitted the original 252 samples to Skyline Assayers & Laboratories in Tucson, Arizona, an Arizona registered and licensed lab (“Skyline”), to be assayed for gold.  As of the date of this filing, we are waiting to receive the results from these assays.  We cannot provide assurance that mineralization of gold will be confirmed or that any mineralization determined by these or future assays will be sufficient to establish the existence of precious or base mineral reserves on our properties.

Based on the initial assay results from Mountain States, we have worked with our geologist and engineering consultants on planning and implementation of additional phases of geological testing to determine the mineral potential of these properties and the viability of extracting any mineral reserves discovered.  In March 2009, in addition to assaying the original 252 samples for gold, we submitted over 200 additional samples collected during our initial sampling phase and several new samples to Skyline to be assayed for copper, molybdenum, and silver as well as gold mineralization.  As of the date of this filing, we are waiting to receive the results from these assays.

Subject to available funding, the following phases of our exploration program will involve conducting geophysical probing and scanning of areas where mineralization is shown to exist by our geochemical assay results.  The geophysical exploration methods may include core drilling and IP (induced polarization) and resistivity surveys as well as a VTEM (versatile time-domain electromagnetic) airborne survey.  If we are able to obtain the necessary financing to substantially begin our geophysical exploration work, we anticipate such activities could commence as early as mid-to-late 2009.  If these activities further indicate the potential existence of significant mineralization on our properties, we intend to conduct subsequent testing, as necessary, to determine whether such mineralization is of sufficient quantity to establish mineral reserves.  If we are able to establish the existence of mineral reserves on our properties, management intends to pursue a means to exploit those reserves by commencing mining operations, selling or leasing our interest in the property, or entering into a joint venture with a larger resource company to develop the property to the production stage.

Implementation and completion of the anticipated geophysical exploration work as part of our exploration program are dependent on our obtaining funding through additional debt or equity financing.  Our present funds have been used or allocated for payment of filing fees to the BLM for a portion of our lode mining claims in our Detrital Wash Property, for the recent assays submitted to Skyline and for our general operating and compliance costs through the first quarter of 2009.  We continue to consider potential options to secure additional capital through debt or equity financing to fund our future operations.  Pending favorable results from the assays submitted to Skyline, we may aggressively seek additional capital through potential joint venture opportunities with a larger resource mining company or from other equity investors to fund the planned phases of our exploration program and the extraction of any reserves established.

We cannot guarantee that the results of these assays will be favorable or that we will obtain such financing on terms that will be favorable to us or at all.  We also cannot assure, even if such financing is obtained, that we will determine that mineral reserves exist on our properties or that we will be able to commercially exploit any such reserves.  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry, current economic conditions and the current market price of any minerals discovered.  Until such funding is obtained, we are unable to continue our exploration program.  See “– GENERAL – Going Concern.”

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

On December 3, 2007, we obtained a $500,000 revolving line of credit from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  This line of credit carries simple interest at the rate of 6% per annum.  All unpaid principal and accrued interest is due on December 2, 2010 (the “Maturity Date”).  Until the Maturity Date, we are only required to pay interest, with the first such payment due in arrears on June 3, 2008, and then with additional payments every 90 days thereafter.  At any time, KRFH can demand immediate repayment of the outstanding balance on the line of credit with ten days notice.  Any payments due from us that are not paid within ten days of the due date are subject to late fee of 5%.  We have the right to prepay any amounts due KRFH at any time without penalty.  As of December 31, 2008, we have borrowed the entire amount of the line of credit, and we have paid a total of $9,263 in interest toward this line of credit.  We used the proceeds from the line of credit to partially fund our operating and compliance costs during 2008.

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

During third quarter of 2008, we raised $50,000 through the sale of our restricted common stock and common stock warrants.  During the fourth quarter of 2008, we raised an additional $5,000 through the sale of our restricted common stock and common stock warrants.  We also raised $3,375 during the fourth quarter of 2008 through the sale of shares of our restricted common stock upon exercise of stock warrants issued during the previous quarter; however, because the stock certificates representing these shares were not issued until 2009, for accounting purposes, this amount has been recognized in the financial statements included with this Annual Report as shareholder deposits rather than as capital or as proceeds from the sale of common stock.  We believe these issuances were exempt from registration under Rule 506 of Regulation D under Section 4(2) of the Securities Act.  See “MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS – Recent Sales of Unregistered Securities.”  In addition to the $58,375 raised through the sale of our restricted common stock and common stock warrants described above, we received overpayments totaling $4,125 in connection with the above-described exercises of stock warrants and in connection with stock warrants that were not properly exercised.  These funds have been reimbursed to the respective shareholders or, in the case of the improper exercise, have been held by us at the request of the shareholder pending proper exercise of the warrants.  We did not secure any additional funding through the issuance of our common stock during 2008.

On December 1, 2008, we obtained a short-term line of credit of up to $200,000 from KRFH.  Funds advanced to us under the line of credit carry simple interest at the rate of 10% per annum beginning on the date of each advance.  All unpaid principal and accrued interest on funds advanced under the line of credit is due on March 31, 2009 (the “2009 Maturity Date”).  No payments on this line of credit are required until the 2009 Maturity Date.  However, for any principal amounts due from us that are not paid within five days after the 2009 Maturity Date, the simple interest rate will increase to 18% per annum effective as of the 2009 Maturity Date.  We have the right to prepay any amounts owing under the line of credit at any time without penalty.  We also have the right to pay the amounts due, at our election, in the form of cash payment, issuance of shares of our common stock, or any combination thereof.  As of December 31, 2008, we have borrowed $30,000 under this line of credit.

In the event we default under the Loan Documents, KRFH may institute legal action against us.  In such event, KRFH would be entitled to its collection costs, including attorney fees and courts costs.  The line of credit is unsecured.

We used the proceeds from the sales of our equity securities in 2008 and the amount borrowed from the short-term line of credit obtained in December 2008 to fund the balance of our 2008 operating and compliance costs.  We plan to use the remaining portion of the line of credit to fund our operating and compliance costs during the first quarter of 2009.  We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs, and we do not anticipate achieving any revenues through the first quarter of 2009.  Because it is unlikely we will achieve sufficient revenues for the repayment of the short-term line of credit by the 2009 Maturity Date, we will be required to issue shares of our common stock to KRFH unless we can raise the necessary funds through further debt or equity financings.  We will also need to raise additional funds through debt or equity financings to continue our operations.  We can provide no assurance that we will be able to raise the funds necessary for the repayment of the line of credit and for our continued operations on terms favorable to us or at all.

During our fiscal year ended December 31, 2007, we raised an aggregate of $210,000 through the private placement of our restricted common stock.  We believe the issuances were exempt from registration under Section 4(2) of the Securities Act.

Historically, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  There were no amounts owing to the Company’s directors at December 31, 2008 or 2007, and during the year ended December 31, 2008, our directors did not advance any funds to the Company.

LIQUIDITY

Liquidity and Capital Resources

	Year ended December 31,
	2008	2007
Net cash used in operating activities	$(447,252)	$(342,119)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	360,000	435,000

General

Overall, we had negative cash flows of $87,252 for the fiscal year ended December 31, 2008, resulting from $447,252 used in our operating activities and $360,000 provided by our financing activities.  No cash was provided by investing activities during the fiscal year ended December 31, 2008.  For the fiscal year ended December 31, 2007, we had positive cash flows of $92,881.  The decrease in cash flows for the year ended December 31, 2008, over the year ended December 31, 2007, reflects a $105,133 increase in cash used for operating activities and a $75,000 decrease in cash provided by financing activities during 2008 compared to the respective amounts in 2007.

Cash Used in Our Operating Activities

For the year ended December 31, 2008, net cash used in our operating activities of $447,252, an increase of $105,133, or 30.73%, from the year ended December 31, 2007.  This increase was due to the $140,878 increase in our net loss for 2008 over 2007, which resulted primarily from the greater amounts expended for our increased mineral exploration activity on our Detrital Wash Property.  The effect of the greater net loss in 2008 on our cash flows from operating activities was offset partially by other variables, most notably a larger increase in accounts payable and accrued expenses during 2008 compared to 2007.  The larger increase in accounts payable and accrued expenses was due to amounts owed at December 31, 2008, for consultant fees related to our exploration program and legal fees related to our regulatory compliance and the accrued interest on our December 2007 line of credit.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $360,000 during the year ended December 31, 2008, was comprised of $275,000 provided by proceeds from a line of credit we obtained in December 2007, $55,000 provided by the sale of our common stock and stock warrants in August, September and October 2008 (not including $3,375 provided by the exercise of stock warrants recognized as shareholder deposits in the accompanying December 31, 2008, financial statements) and $30,000 provided by proceeds from a short-term line of credit we obtained in December 2008.  See “– GENERAL – Financing” and “MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS – Recent Sales of Unregistered Securities.”  This reflects a decrease of $75,000 as compared to net cash provided by financing activities during the year ended December 31, 2007.  This decrease is due to fewer sales of the Company’s equity securities in 2008 and the substantial line of credit proceeds borrowed in December 2007.  Net cash provided by financing activities during 2007 resulted from proceeds from the sale of our common stock and from the line of credit obtained in December 2007.

Internal Sources of Liquidity

For the fiscal year ended December 31, 2008, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because we have been unable to generate funds from operations sufficient to fund our daily operations, we must rely on external sources of liquidity.  We continue to consider and pursue potential financing options to secure funds to continue and, where possible, grow our business operations.  Our management will review any financing options at its disposal, and will judge each potential source of funds on its individual merits.

On December 3, 2007, we obtained a $500,000 revolving line of credit from KRFH.  During the year ended December 31, 2008, we borrowed the full remaining $275,000 available under the line of credit at December 31, 2007, to fund our operating and compliance costs.  As of December 31, 2008, we have used all of these funds to pay operating and compliance expenses in 2008.  See “– GENERAL – Financing.”

During the year ended December 31, 2008, we raised $58,375 through the sale of our restricted common stock and common stock warrants, of which $55,000 has been recognized as capital in our financial statements as of December 31, 2008.  See “MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS – Recent Sales of Unregistered Securities” and “– GENERAL – Financing.”

Finally, on December 1, 2008, we obtained a $200,000 short-term line of credit from KRFH.  During December 2008, we borrowed $30,000 under this line of credit to fund the remainder of our operating and compliance costs for 2008.  See “– GENERAL – Financing.”  We intend to use the remaining amount available under this short-term line of credit to fund our operating and compliance costs for the first quarter of 2009.

Because we presently do not have sufficient revenues to fund our operating and compliance costs or to fund our repayment of these two lines of credit, we will need to raise other funds in 2009 through debt and equity financings.  We can provide no assurance that we will be able to raise the necessary funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations in 2007 and 2008, and does not expect that it will in fiscal year 2009, except that a return of higher fuel and energy prices similar to summer 2008 price levels could materially and adversely impact the Company by increasing costs for our exploration program.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements and supplementary data are included beginning immediately following the signature page to this Annual Report.  See Item 15 for a list of the Financial Statements and financial statement schedules included with this filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Our President and our Treasurer/Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, December 31, 2008.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

Our management has assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that there are material weaknesses in our internal control over financial reporting as of December 31, 2008, with respect to the lack of segregation of duties pertaining to our financial record keeping responsibilities and our lack of an audit committee, both of which are due to the small size of our Company.

Because we do not have any employees other than our President and our Secretary and Treasurer, our ability to segregate financial record keeping and monitoring responsibilities is limited.  This could potentially allow financial inaccuracies or unauthorized transactions to go undetected.  Additionally, due to the small size of our board of directors and our current lack of independent directors, we do not have, and historically have not had, an audit committee.  Historically, the board of directors as a whole has performed the functions of an audit committee, such as monitoring record keeping and financial reporting of the Company’s transactions, approving transactions not made in the ordinary course of business and related party transactions, and evaluating and approving the hiring of the Company’s auditor.  Because our management makes up a significant portion, currently a majority, of our board of directors, management can significantly influence or control the board’s decisions with respect to matters considered by the board.

Notwithstanding these inherent internal control weaknesses due to our small size, management believes that the Company’s limited resources and general lack of extensive or complex business transactions partially mitigates the risk posed by these weaknesses.  Management also believes that the Company’s records as of December 31, 2008, fairly and accurately reflect the Company’s transactions and dispositions of assets as necessary to permit the preparation of financial statements in conformity with U.S. generally accepted accounting principles and that our receipts and expenditures have been made only with proper authorization.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

[The remainder of this page is intentionally left blank.]

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this report are as follows:

Name	Age	Position(s) Held	Date Service Began
Virginia K. Shehee	85	Chairman of the Board of Directors	January 2005
Sterling M. Redfern	75	President, Director	December 2007
Jacqulyn B. Wine	65	Secretary, Treasurer / Chief Financial Officer, Director	January 2007

Ms. Virginia K. Shehee has served as the Chairman of our Board of Directors since May 2005 and as a director of the Company since January 2005.  Ms. Shehee concurrently serves as Chairman of the Board of Kilpatrick Life Insurance Company, a major shareholder of our Company, and Kilpatrick’s Rose-Neath Funeral Homes and Cemeteries, Inc.  Ms. Shehee served as the President and Chief Executive Officer of Kilpatrick Life Insurance Company and Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. from October 1971 to July 2008.  Ms. Shehee is a former State Senator of Louisiana and has served on the Forum 500 Board of Governors and on the Committee on Committees of the American Council of Life Insurance (ACLI).  She has also served on the Board of Directors and on the Taxation Steering Committee of the ACLI.  In addition, Ms. Shehee is Chairman Emeritus of the Biomedical Research Foundation of Northwest Louisiana, for which she has previously served as the President and Chairman of its board of directors.  Ms. Shehee is a director of the Louisiana Insurers’ Conference and has previously served in various executive capacities for the Life Insurers Conference.  She is the chairman of the Louisiana Life & Health Insurance Guaranty Association and a member of the National Organization of Life and Health Insurance Guaranty Association.

Mr. Sterling M. Redfern has served as President and as a director of the Company since December 2007.  From March 2001 through September 2003, Mr. Redfern served as a director of Cryocon, Inc, but has otherwise been retired since December 2003.  From June 1960 to December 1994, Mr. Redfern was the President/Chief Executive Officer of Educational Employees Credit Union (EECU) located in Bridgeton, Missouri.  Mr. Redfern has also served as a director of the Missouri Credit Union League, the Credit Union National Association, and the Metro Collegian Baseball League.  He has also served as President of the Metro Collegian Baseball League, as a member of the Governor’s White House Conference on Education in Missouri and as a member of the Board of Education, Pattonville School District, Bridgeton, Missouri.  In 1955, Mr. Redfern received a Bachelors of Arts Degree in Mathematics from Arkansas State University, located in Jonesboro, Arkansas.

Ms. Jacqulyn B. Wine has served as Secretary and Treasurer/Chief Financial Officer of the Company since May 2008 and as a director of the Company since July 2007.  She served as Acting Secretary of the Company from January 2007 to May 2008 and as Acting Treasurer/Chief Financial Officer of the Company from August 2007 to May 2008.  Ms. Wine is also the Corporate Secretary for Kilpatrick Life Insurance Company, a major shareholder of our Company, a position she has held since August 2008.  From March 1995 to August 2008, she served as Assistant Secretary/Treasurer of Kilpatrick Life Insurance Company.  She began working for Kilpatrick Life Insurance Company as Executive Assistant to the President in 1990.  From February 1979 to September 1990, Ms. Wine concurrently served as Corporate Secretary of two related companies, McConathy Oil and Gas Company and McConathy Production, Inc.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law.  Our officers are appointed by our Board of Directors and hold office until the earlier of their resignation or removal by the Board, except for our President, Sterling Redfern.  On March 19, 2008, the Company entered into a formal employment agreement with Mr. Redfern, effective as of April 1, 2008.  Under the agreement, Mr. Redfern will serve as our President for a term of one year, after which he may continue to serve at the will of the parties.  See “EXECUTIVE COMPENSATION – Employment Agreements.”

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

Director Nomination Procedures

We have not adopted formal procedures for nominating director candidates.  Our Board of Directors identifies qualified director nominees from among persons known to the members of the Board, by reputation or otherwise, and through referrals from trusted sources, including management, existing Board members, and shareholders.  The Board evaluates candidates based upon the candidate’s qualifications, recommendations, or other relevant information, which includes a personal interview.  The Board then considers and approves candidates for nomination.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 and 5.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2008, or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our reporting persons were met except for as follows:  One of our directors, Joe Rice, who resigned from our Board effective January 2, 2009, inadvertently failed to timely file a Form 3.  Jacqulyn Wine, our Secretary and Treasurer/Chief Financial Officer, filed an amended Form 3 to disclose shares owned by her husband inadvertently omitted from her Form 3 filed in 2007.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions, a copy of which was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  In addition, a copy of our code of ethics can be obtained without charge by writing our Company at P.O. Box 7202, Shreveport, Louisiana 71137.

Audit Committee and Financial Expert Disclosures

Section 301 of the Sarbanes-Oxley Act of 2002, and SEC regulations implementing that provision require that public companies disclose a determination by their Board of Directors as to the existence of a financial expert on their audit committee and, if none is determined to exist, that the Board of Directors has determined that no one serving on its Board of Directors meets the qualification of a financial expert as defined in the Sarbanes-Oxley Act and implementing regulations.

As of December 31, 2008, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee.  Accordingly, our entire Board of Directors serves as our audit committee.

We also disclose that our Board has determined that we have not possessed, and we do not possess, on our Board of Directors anyone who qualifies as an audit committee financial expert, and unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our executive officers during the fiscal years ended December 31, 2008 and 2007:

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total
Sterling M. Redfern, President(1)	2008 2007	$39,600 2,700	-- --	$3,900(2) 1,300(3)	-- --	-- --	-- --	-- $10,000(4)	$43,500 14,000
Jacqulyn B. Wine, Secretary and Treasurer / Chief Financial Officer(5)	2008 2007	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

(1)	Mr. Redfern was appointed President of the Company by our Board of Directors on December 6, 2007.

(2)
Represents 300,000 shares of our common stock issued on April 30, 2008, valued based upon the closing price of our common stock on the date of issuance of $0.013 per share.  These shares were issued to Mr. Redfern for his services to the Company during the months of January through March 2008.

(3)
Represents 100,000 shares of our common stock issued on April 30, 2008, valued based upon the closing price of our common stock on the date of issuance of $0.013 per share.  These shares were issued to Mr. Redfern for his services to the Company during the month of December 2007.

(4)	Includes $10,000 in fees paid to Mr. Redfern as compensation for consulting services provided to the Company by Mr. Redfern from August 2007 to November 2007 prior to his appointment as our President.

(5)
Ms. Wine was appointed Secretary and Treasurer/Chief Financial Officer by our Board of Directors on May 19, 2008.  She was appointed Acting Secretary by our Board of Directors on January 16, 2007, and Acting Treasurer/Chief Financial Officer on August 16, 2007.  She did not receive compensation for her services as an officer of the Company during 2008 or 2007.

Employment Agreements

On December 6, 2007, our Board of Directors appointed Sterling M. Redfern to be our President and a director of the Company.  As compensation for serving as our President, the Board agreed to pay Mr. Redfern $2,700 a month and to issue to him 100,000 shares of our common stock per month.  Mr. Redfern agreed to be responsible for all withholding taxes on this compensation.  All shares of Company common stock received by Mr. Redfern as part of his compensation would not be adjusted for any reverse split, and the shares would be issued to him on a quarterly basis.  The terms of Mr. Redfern’s compensation were partially documented in the Board resolution offering Mr. Redfern his position.  The Board issued 400,000 shares of common stock to Mr. Redfern on April 30, 2008, for his services to the Company for the months of December 2007 through March 2008.

On March 19, 2008, our Board of Directors renegotiated Mr. Redfern’s compensation and entered into a formal employment agreement with Mr. Redfern effective April 1, 2008.  Under the agreement, Mr. Redfern will serve as our President for a term of one year, after which he may continue to serve at the will of the parties.  As compensation for serving as our President, Mr. Redfern will receive an annual salary of $42,000.  The original terms of the agreement provided that Mr. Redfern would also receive two non-qualified stock options pursuant to the Company’s 2006 Stock Option Plan (the “Plan”) for 5,000,000 shares of our common stock at an exercise price of $0.01 per share and an additional 5,000,000 shares of our common stock at an exercise price of $0.03 per share.  This agreement was amended by the Company and Mr. Redfern on August 13, 2008, to ensure that the terms of the agreement with respect to stock options are consistent with the terms of the Plan.  The amended agreement provides that, in addition to an annual salary of $42,000, Mr. Redfern will receive stock options for an aggregate of 10,000,000 shares of our common stock to be granted on such dates and according to such terms as designated by our Board of Directors pursuant to the Plan.  To date, no stock options have been issued to Mr. Redfern.

Prior to Mr. Redfern’s appointment as our President, he served as a consultant to the Company from August 2007 to November 2007.  During that time, the Company paid Mr. Redfern an aggregate of $10,000 in fees for his consulting services.

We do not have any written employment agreement for Ms. Wine to serve as our Secretary and Treasurer/Chief Executive Officer, nor have any terms of compensation for Ms. Wine been approved by our Board of Directors.  As of the date of this filing, she has not received compensation for her services as an officer of the Company.  She may or may not receive compensation for her services in the future.

Stock Option and Stock Award Grants

No stock options were granted to our executive officers or directors during the year ended December 31, 2008.

On April 30, 2008, we issued to our President, Sterling M. Redfern, 400,000 shares of our common stock as compensation for his services as an officer of the Company during the months of December 2007 through March 2008.  See “– Employment Agreements.”

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our named executive officers during the fiscal year ended December 31, 2008, nor have any stock options been exercised by our named executive officers since December 31, 2008, through and including the filing date of this report.

No unexercised stock options or unvested stock awards were outstanding as of December 31, 2008.

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

Compensation of Directors

Our directors did not receive any fees or other compensation for the services they provided to the Company as directors during 2008.  We do not anticipate providing any such fees to our directors for their service during 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 1, 2008, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors and named executive officers; and (iii) all of our officers and directors as a group.  Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding (1)
5% or greater holders:
Kilpatrick Life Insurance Company	52,351,682	18.60%
Kamal Alawas (2)	27,964,524	9.93%
Directors and executive officers:
Sterling M. Redfern	400,000	*
Virginia K. Shehee (3)	61,022,590	21.68%
Jacqulyn B. Wine (4)	311,667	*
All directors and executive officers as a group (4 persons)	61,734,257	21.93%

*	Less than 1%.

(1)	The percentage of our common stock beneficially owned was calculated based on 281,512,274 shares of our common stock outstanding as of March 1, 2009.

(2)	Includes 1,500,000 shares beneficially owned by Alawas Investments, an entity controlled by Mr. Alawas.

(3)
Includes 52,351,682 shares beneficially owned by Kilpatrick Life Insurance Company, a privately-owned company controlled by Ms. Shehee, and an aggregate of 4,090,098 shares held in Mrs. Shehee’s IRA accounts.

(4)	Includes 211,667 shares owned by Ms. Wine’s husband.

Securities Authorized For Issuance Under Equity Compensation Plans

See “MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS – Securities Authorized For Issuance Under Equity Compensation Plans” for information regarding the shares of our common stock authorized for issuance under our 2006 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except for the transactions described below, during 2008 and 2007, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, or in any proposed transactions, which has materially affected or will materially affect us.

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

Transactions with Other Related Parties

As discussed above, on December 3, 2007, we obtained a $500,000 revolving line of credit from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  The line of credit carries simple interest at the rate of 6% per annum.  All unpaid principal and accrued interest is due on December 2, 2010 (the “Maturity Date”).  Until the Maturity Date, we are only required to pay interest, with the first such payment due in arrears on June 3, 2007, and then with additional payments every 90 days thereafter.  At any time, KRFH can demand immediate repayment of the outstanding balance on the line of credit with ten days notice.  Any payments due from us that are not paid within ten days of the due date are subject to late fee of 5%.  We have the right to prepay any amounts due KRFH at any time without penalty.  As of December 31, 2008, we have borrowed $500,000 under this line of credit, and we have paid a total of $9,263 in interest toward this line of credit.

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

Additionally, on December 1, 2008, we obtained a short-term line of credit of up to $200,000 from KRFH.  Funds advanced to us under the line of credit carry simple interest at the rate of 10% per annum beginning on the date of each advance.  All unpaid principal and accrued interest on funds advanced under the line of credit is due on March 31, 2009 (the “2009 Maturity Date”).  No payments on this line of credit are required until the 2009 Maturity Date.  However, for any principal amounts due from us that are not paid within five days after the 2009 Maturity Date, the simple interest rate will increase to 18% per annum effective as of the 2009 Maturity Date.  We have the right to prepay any amounts owing under the line of credit at any time without penalty.  We also have the right to pay the amounts due, at our election, in the form of cash payment, issuance of shares of our common stock, or any combination thereof.  As of December 31, 2008, we have borrowed $30,000 under this line of credit.  We have not made any payments of interest or principal on this line of credit.

We believe the terms of these lines of credit are no less favorable to us than we could have obtained from an unaffiliated third party.   See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – GENERAL – Financing” for more information regarding the lines of credit.

Director Independence

Our Articles of Incorporation allow us to have a Board of Directors consisting of no less than two and no more than five directors.  Currently, our Board of Directors consists of three directors.  We do not believe that any of our current directors would qualify as “independent” under the listing standards of The Nasdaq Stock Market, which we use to determine whether each of our directors is independent.  Under Nasdaq rules, an “independent director” generally means a person other than an officer or employee of the listed company or its subsidiaries, or any other individual having a relationship which, in the opinion of the listed company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Certain categories of persons are deemed not to be independent under the Nasdaq rules, such as persons employed by the listed company within the last three years, and persons who have received (or whose immediate family members have received) payments exceeding a specified amount from the listed company within the last three years, excluding payments that are not of a disqualifying nature (such as compensation for board service, payments arising solely from investments in the listed company’s securities, and benefits under a tax-qualified retirement plan).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed the accounting firm of Madsen & Associates CPA’s, Inc. (“Madsen”) to serve as our independent auditors for the fiscal years ended December 31, 2008 and 2007.  The following table represents aggregate fees billed for professional audit services rendered by Madsen to provide the audit of our annual financial statements for the years ended December 31, 2008, and December 31, 2007, respectively:

	2008	2007
Audit fees	$20,920	$21,013
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit Fees

Audit Fees consist of fees billed for professional services rendered for auditing our annual financial statements, reviews of our interim financial statements included in our quarterly reports and services performed in connection with other filings with the SEC.  We incurred audit fees from Madsen of $20,920 during 2008 and $21,013 during 2007.

Audit Related Fees

Audit Related Fees may consist of fees billed for professional services rendered in connection with comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.  We did not incur any audit related fees from Madsen during 2008 or 2007.

Tax Fees

Tax Fees may consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.  We did not incur any tax fees from Madsen during 2008 or 2007.

All Other Fees

We did not incur any other fees from Madsen during 2008 or 2007.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Exhibit No.	Description
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

3.7	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008)
4.1	Form of 2006 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Shareholders filed on November 13, 2006)
10.1
Mining Property Lease Agreement dated March 2, 1998, between the Company and James R. Ardoin (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on July 22, 2004)

10.2
Exploration Rights Agreement dated February 13, 2004, between the Company and Associated Placer Group (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed on July 30, 2004)

10.4
Joint Venture Agreement dated January 10, 2006, between the Company and Resolve Capital Funding Corporation, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 17, 2006)

10.5
Agreement dated September 23, 2000, between the Company, Gold Standard Mines, Inc. and Howard Sadlier (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 14, 2006)

10.6
Assignment of Rights to Proprietary Formula dated March 21, 2001, between the Company, Gold Standard Mines, Inc. and Howard Sadlier (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 14, 2006)

10.7
Mutual Agreement to Dissolve Business Relationships with an effective date of January 1, 2004, between the Company Pita King Bakeries International, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 14, 2006)

10.8
Subscription Agreement dated January 12, 2007, between the Company and John E. Tuma (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008)

10.9
Subscription Agreement dated January 15, 2007, between the Company and RMRB, LLC (Kenneth Rodney Reeves) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008)

10.10
Subscription Agreement dated January 18, 2007, between the Company and John E. Tuma (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008)

10.11
Subscription Agreement dated January 24, 2007, between the Company and Snyder Land Management, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008)

10.12
Subscription Agreement dated April 9, 2007, between the Company and Kenneth Rodney Reeves (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008)

10.13
Subscription Agreement dated April 17, 2007, between the Company and MoMe Investments, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008)

10.14
Subscription Agreement dated April 17, 2007, between the Company and Jill W. Folks (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008)

10.15
Subscription Agreement dated April 17, 2007, between the Company and Kenneth Rodney Reeves (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008)

10.16
Corporate Loan Agreement, entered into on December 3, 2007, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.17
Corporate Promissory Note, dated December 3, 2007, and issued by the Company to Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.18
Security Agreement, entered into on December 3, 2007, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.19
Officer Employment Agreement between International Star, Inc. and Sterling M. Redfern, as amended on August 13, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 14, 2008)

10.20*	Subscription Agreement dated August 22, 2008, between the Company and Plaut Holdings J
10.21*	Subscription Agreement dated August 22, 2008, between the Company and Plaut Holdings GE
10.22*	Subscription Agreement dated September 30, 2008, between the Company and J. Joseph Burk
10.23*	Subscription Agreement dated September 30, 2008, between the Company and Harold and Paula Taub
10.24*	Subscription Agreement dated September 30, 2008, between the Company and Tim Harts
10.25
Corporate Loan Agreement, entered into on December 1, 2008, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2008)

10.26
Corporate Promissory Note, dated December 1, 2008, and issued by the Company to Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2008)

14.1
Code of Ethics for Principal Executive Officers and Senior Financial Officers of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 14, 2006)

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

INTERNATIONAL STAR, INC.

Date: March 31, 2009	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling M. Redfern	President and Director (Principal	March 31, 2009
Sterling M. Redfern	Executive Officer)

/s/ Virginia K. Shehee	Chairman of the Board of Directors	March 31, 2009
Virginia K. Shehee
/s/ Jacqulyn B. Wine	Secretary, Treasurer/Chief Financial Officer	March 31, 2009
Jacqulyn B. Wine	and Director (Principal Financial Officer and Principal Accounting Officer)

Board of Directors
International Star, Inc. and Subsidiaries
Shreveport, Louisiana

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of International Star, Inc. and Subsidiaries (an Exploration Stage Company) as of December 31, 2008 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of its operations and cash flows for the years ended December 31, 2008 and 2007, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Madsen & Associates CPA’s, Inc.
March 13, 2009
Salt Lake City, Utah

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS	December 31,	December 31,
	2008	2007
Current Assets:
Cash	$8,889	$96,141
Prepaid Expenses	11,388	--
Total Current Assets	20,277	96,141

Property and Equipment (Net of accumulated depreciation)	9,136	12,535

Total Assets	$29,413	$108,676

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$366,847	$296,358
Accrued expenses	22,590	2,625
Note payable – related party	30,000	--
Shareholder deposits	7,500	--
Total Current Liabilities	426,937	298,983

Long Term Note Payable – Related Party	500,000	225,000

Total Liabilities	929,937	523,983

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
279,262,274 and 273,362,274 shares issued and
outstanding at December 31, 2008 and 2007, respectively	279,262	273,362
Capital in excess of par value	4,429,759	4,376,659
Deficit accumulated during the exploration stage	(5,606,546)	(5,065,328)
Total Stockholders’ Deficiency	(897,525)	(415,307)

Total Liabilities and Stockholders’ Deficiency	$29,413	$108,676

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS

	Year Ended December 31,		January 1, 2004 (date of inception of exploration stage) to December 31,
	2008	2007	2008

Revenue:
Total Revenue	$--	$--	$--

Expenses:
Mineral exploration costs	257,898	44,737	838,638
Professional fees	166,240	251,119	640,208
Compensation & management fees	31,326	36,500	1,411,735
Depreciation & amortization	3,400	3,400	14,673
General & administrative	57,431	53,442	458,847
Total Operating Expenses	516,295	389,198	3,364,101

Net (Loss) from Operations	$(516,295)	$(389,198)	$(3,364,101)

Other Income and Expenses
Interest income	327	2,612	2,939
Interest expense	(25,249)	(1,125)	(79,402)
Loss on disposal of assets	--	(12,629)	(12,629)
Loss on divestiture of subsidiary	--	--	(99,472)
Total Other Expenses	(24,922)	(11,142)	(188,564)

Net (Loss)	$(541,218)	$(400,340)	$(3,552,665)

Weighted Average Shares
Common Stock Outstanding	279,262,274	273,362,274

Net Loss Per Common Share
(Basic and dilutive)	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

	Year Ended December 31,		January 1, 2004 (date of inception of exploration stage) to December 31,
	2008	2007	2008
Cash flows from operating activities:
Net (loss)	$(541,218)	$(400,340)	$(3,552,665)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	3,400	3,400	14,673
Loss on disposal of assets	--	12,629	12,629
Loss on divestiture of subsidiary	--	--	99,472
Common stock issued for services	4,000	--	211,500
Changes in operating assets and liabilities:
Accounts receivable and prepaids	(11,388)	--	68,407
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payables and accrued interest	90,454	42,192	340,870
Shareholder deposits	7,500	--	7,500
Net cash used in operating activities	(447,252)	(342,119)	(2,638,328)

Cash flows from investing activities:
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(29,355)

Cash flows from financing activities:
Proceeds from deposit	--	--	--
Repayments of long term borrowings	--	(25,000)	(25,000)
Proceeds from long term borrowings	305,000	250,000	555,000
Proceeds from sale of common stock	55,000	210,000	1,782,426
Net cash provided by financing activities	360,000	435,000	2,312,426

Net increase (decrease) in cash and cash equivalents	(87,252)	92,881	(355,257)
Cash and cash equivalents, beginning of period	96,141	3,260	364,146

Cash and cash equivalents, end of period	$8,889	$96,141	$8,889

Supplemental non-cash financing activities:
Cash paid for interest	$9,263	$--	$9,263
Common stock issued for deposit	$--	$20,000	$20,000
Common stock issued for payment of notes payable and accrued interest	$--	$--	$278,875
Common stock issued for accrued compensation	$--	$--	$57,500
Capital contributed for payment of loans, cash advances and interest	$--	$--	$202,159

See the accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY

Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2008

	Common	Common
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2003	180,126,681	$180,127	$2,183,198	$(2,053,882)	$309,443

Shares cancelled from divestiture of Pita King Bakeries, Int’l, Inc.	(12,000,000)	$(12,000)	$4,000		$(8,000)

Shares retained to Company and cancelled	(105,000)	$(105)	$(2,895)		$(3,000)

Common stock issued for cash, February 20, 2004
Valued at $.05 per share	90,000	$90	$1,410		$1,500

Common stock issued for cash, February 20, 2004
Valued at $.06 per share	300,000	$300	$5,700		$6,000

Common stock issued for cash, April 27, 2004
Valued at $.11 per share	409,092	$409	$14,591		$15,000

Common stock issued for cash, May 28, 2004
Valued at $.07 per share	454,545	$455	$9,545		$10,000

Common stock issued for cash, June 7, 2004
Valued at $.07 per share	4,090,908	$4,091	$85,909		$90,000

Capital contributed for interest expenses, June 30, 2004			$7,500		$7,500

Common stock issued for services, September 30, 2004
Valued at $.03 per share	6,000,000	$6,000	$54,000		$60,000

Common stock issued for cash, October 6, 2004
Valued at $.10 per share	2,250,000	$2,250	$72,750		$75,000

Common stock issued for cash, November 29, 2004
Valued at $.10 per share	1,500,000	$1,500	$48,500		$50,000

Common stock issued for cash, December 8, 2004
Valued at $.10 per share	9,750,000	$9,750	$315,250		$325,000

Common stock issued for services, December 31, 2004
Valued at $.10 per share	420,000	$420	$13,580		$14,000

Capital contributed for services and accrued expenses			$73,892		$73,892

Net (loss) for year ended December 31, 2004				$(799,281)	$(799,281)

Balances at December 31, 2004	193,286,226	$193,286	$2,886,930	$(3,043,648)	$36,569

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)

Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2008

	Common	Common
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
1 for 3 forward stock split, February 22, 2005

Common stock issued for cash, February 4, 2005
Valued at $.05 per share	199,500	$200	$9,776		$9,975

Common stock issued for cash, February 4, 2005
Valued at $.05 per share	1,151,013	$1,151	$56,400		$57,551

Common stock issued for cash, March 3, 2005
Valued at $.049	509,036	$509	$24,447		$24,956

Common stock and warrants issued for cash, March 3, 2005
Valued at $.03	1,666,667	$1,667	$48,313		$49,980

Common stock and warrants issued for cash, March 3, 2005
Valued at $.02	4,500,000	$4,500	$85,477		$89,977

Common stock issued for cash, March 31, 2005
Valued at $.10	500,000	$500	$49,500		$50,000

Common stock and warrants issued for cash, April 26, 2005
Valued at $.12	833,334	$833	$99,137		$99,970

Common stock issued for cash, June 1, 2005.
Valued at $.066	150,000	$150	$9,850		$10,000

Common stock and warrants issued for cash, June 8, 2005
Valued at $.06	975,000	$975	$57,495		$58,470

Common stock and warrants issued for cash, August 22, 2005
Valued at $.02	6,300,000	$6,300	$119,700		$126,000

Common stock and warrants issued for cash, August 22, 2005
Valued at $.12	166,667	$167	$19,833		$20,000

Common stock issued for cash, December 16, 2005.
Valued at $.02	2,500,000	$2,500	$47,450		$49,950

Common stock issued for cash, December 30, 2005.
Valued at $.04	250,000	$250	$9,750		$10,000

Net (loss) for year ended December 31, 2005				$(799,281)	$(799,281)

Balances at December 31, 2005	212,987,443	$212,987	$3,524,059	$(3,842,929)	$(105,883)
(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)

Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2008

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

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)

Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2008

	Common	Common
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Common stock issued for deposit, January 13, 2007
Valued at $ .018 per share	1,064,595	$1,064	$18,936		$20,000

Common stock issued for cash, January 15, 2007
Valued at $ .015 per share	4,166,666	$4,167	$45,833		$50,000

Common stock issued for cash, January 18, 2007
Valued at $ .012 per share	833,334	$833	$9,167		$10,000

Common stock issued for cash, January 24, 2007
Valued at $ .013 per share	7,692,308	$7,692	$92,308		$100,000

Common stock issued for cash, April 9, 2007
Valued at $ .013 per share	769,232	$769	$9,231		$10,000

Common stock issued for cash, April 17, 2007
Valued at $ .035 per share	1,142,847	$1,142	$38,857		$40,000

Net (loss) for year ended December 31, 2007				$(400,340)	$(400,340)

Balances at December 31, 2007	273,362,274	$273,362	$4,376,659	$(5,065,328)	$(415,307)

Common stock issued for services, April 30, 2008
Valued at $ .01 per share	400,000	$400	$3,600		$4,000

Common stock issued for cash, August 22, 2008
Valued at $ .01 per share	3,500,000	$3,500	$31,500		$35,000

Common stock issued for cash, September 30, 2008
Valued at $ .01 per share	1,500,000	$1,500	$13,500		$15,000

Common stock issued for cash, October 10, 2008
Valued at $ .01 per share	500,000	$500	$4,500		$5,000

Net (loss) for year ended December 31, 2008				$(541,218)	$(541,218)

Balances at December 31, 2008	279,262,274	$279,262	$4,429,659	$(5,606,546)	$(897,525)

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

B.      SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the fiscal year ended December 31, 2008.  Qwik Track, Inc. has no assets and has not had any operations during the previous three years.

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

3.  Dividend Policy

The Company did not declare or pay any dividends during the years ended December 31, 2008 and 2007.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends. Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

5.  Basic and Dilutive Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report. At December 31, 2008, the Company had no common equivalent shares of stock outstanding.

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

9.  Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, prepaid expenses, accounts payable and accrued liabilities, shareholder deposits and notes payable.

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

D.      COMMON STOCK

During the twelve months ended December 31, 2008, the Company issued 5,500,000 shares of common stock and warrants for $55,000.  The Company also issued 400,000 shares of common stock for services rendered valued at $4,000.

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

E.      LONG TERM NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc.on December 3, 2007.  This Company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is  collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by or having an interest in now or in the future in the Detrital Wash and Wickieup properties located in Mohave County, Arizona along with any future claims acquired by the Company.  At December 31, 2008, the Company had borrowed $500,000 under the terms of this loan agreement.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2010.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc.on December 1, 2008.  Under terms of the agreement, the Company has an available credit line balance of $200,000 with interest accruing at 10% per annum.  Both the principal and interest are due on March 31, 2009.

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