Form 10-Q
period 2009-03-31
INTERNATIONAL STAR INC
filed 2009-05-15
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of April 30, 2009, there were 281,512,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2009

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2008.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of March 31, 2009, and its results of operations and its cash flows for the three-month period ended March 31, 2009.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)	(Audited)

ASSETS	March 31,	December 31,
	2009	2008
Current Assets:
Cash	$57,404	$8,889
Prepaid expenses	6,507	11,388
Total Current Assets	13,467	20,277

Property and Equipment (Net of accumulated depreciation)	663	9,136

Total Assets	$64,574	$29,413

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$339,818	$366,847
Accrued expenses	29,389	22,590
Note payable – Related party	200,000	30,000
Shareholder deposits	750	7,500
Total Current Liabilities	569,957	426,937

Long Term Note Payable – Related Party	500,000	500,000

Total Liabilities	1,069,957	926,937

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
281,512,274 and 279,262,274 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	281,512	279,262
Capital in excess of par value	4,430,884	4,429,759
Deficit accumulated during the exploration stage	(5,717,779)	(5,606,546)
Total Stockholders’ Deficiency	(1,005,383)	(897,525)

Total Liabilities and Stockholders’ Deficiency	$64,574	$29,413

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		January 1, 2004 (date of inception of exploration stage) to March 31,
	2009	2008	2009

Revenue:
Total Revenue	$--	$--	$--

Expenses:
Mineral exploration costs	39,929	104,825	878,567
Professional fees	19,604	60,722	659,812
Compensation & management fees	19,817	9,697	1,431,552
Depreciation & amortization	71	849	14,744
General & administrative	15,773	21,560	474,620
Total Operating Expenses	95,193	197,653	3,459,295

Net (Loss) from Operations	$(95,193)	$(197,653)	$(3,459,295)

Other Income and Expenses
Interest income	--	327	2,939
Interest expense	(8,088)	(4,203)	(87,490)
Other expense	(50)	--	(50)
Loss on disposal of assets	(7,902)	--	(20,531)
Loss on divestiture of subsidiary	--	--	(99,472)
Total Other Expenses	(16,040)	(3,876)	(204,604)

Net (Loss)	$(111,233)	$(201,530)	$(3,663,899)

Weighted Average Shares
Common Stock Outstanding	280,762,274	273,362,274

Net Loss Per Common Share
(Basic and dilutive)	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

March 31, 2009

	Three Months Ended March 31,		January 1, 2004 (date of inception of exploration stage) to March 31,
	2009	2008	2009
Cash flows from operating activities:
Net (loss)	$(111,233)	$(201,530)	$(3,663,899)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	71	849	14,744
Loss on disposal of assets	8,402	--	21,031
Loss on divestiture of subsidiary	--	--	99,472
Common stock issued for services	--	--	211,500
Changes in operating assets and liabilities:
Accounts receivable and prepaids	4,881	--	73,288
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payables and accrued interest	(20,230)	30,565	320,640
Shareholder deposits	(6,750)	--	750
Net cash used in operating activities	(124,859)	(170,116)	(2,763,188)

Cash flows from investing activities:
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(29,355)

Cash flows from financing activities:
Proceeds from deposit	--	--	--
Repayments of long term borrowings	--	--	(25,000)
Proceeds from long term borrowings	170,000	125,000	725,000
Proceeds from sale of common stock	3,375	--	1,785,801
Net cash provided by financing activities	173,375	125,000	2,485,801

Net increase (decrease) in cash and cash equivalents	48,516	(45,116)	(306,742)
Cash and cash equivalents, beginning of period	8,889	96,141	364,146

Cash and cash equivalents, end of period	$57,404	$51,025	$57,404

See the accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

A.      BASIS OF PRESENTATION

The interim financial statements of International Star, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2009 and 2008, are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2009, and the results of its operations and cash flows for the three months ended March 31, 2009.

The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results for a full year period.

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

3.      Dividend Policy

The Company did not declare or pay any dividends during the quarters ended March 31, 2009 and 2008.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

5.      Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS No. 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.  At March 31, 2009, the Company had no common equivalent shares of stock outstanding.

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

D.      COMMON STOCK

During the three months ended March 31, 2009, the Company issued 2,250,000 shares of common stock upon the exercise of common stock warrants for $3,375.  The proceeds from these sales, which were received by the Company during the fourth quarter of 2008, were previously classified as shareholder deposits.  The Company refunded to shareholders an additional $3,375 in overpayments by the shareholders in connection with the exercise of the warrants.  There were 500,000 outstanding stock warrants and no outstanding stock options at March 31, 2009.

E.      LONG TERM NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by or having an interest in now or in the future in the Detrital Wash and Wikieup properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At March 31, 2009, the Company had borrowed $500,000 under the terms of this loan agreement.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2010.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc.on December 1, 2008.  Under terms of the agreement, the Company has an available credit line balance of $200,000 with interest accruing at 10% per annum.  At March 31, 2009, the Company had borrowed $200,000 under the terms of this loan agreement.

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

Our determination as to whether any of the mineral properties we now hold, or which we may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the availability of financing, the results of our exploration program and independent feasibility analysis and the recommendation of engineers and geologists.  We cannot be certain that any of our properties contain commercially mineable mineral deposits, and no assurance can be given that we will ever generate a positive cash flow from production operations on such properties.

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2008, as further explained in our Annual Report on Form 10-K for the year ended December 31, 2008.  In recognition of these trends, our independent registered accountants included cautionary statements in their report on our financial statements for the year ended December 31, 2008, that expressed “substantial doubt” regarding our ability to continue as a going concern.  Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

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

During the fourth quarter of 2008, we obtained funding from a related party to satisfy our current obligations and to continue exploration work on our Detrital Wash Property through the first quarter of 2009.  See “– GENERAL – Financing.”  We will need to raise additional equity or debt financing to fund our operating costs and our planned mineral exploration work and to service our current debt obligations for the remainder of 2009, unless and until we are able to generate substantial revenues from our mineral properties.  We do not anticipate generating any revenue from our mineral properties during the second quarter of 2009.  Therefore, if we do not obtain substantial additional financing, we may not have sufficient capital to continue operating as a public company or at all beyond the second quarter of 2009.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

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

As of this Report, we have learned that a third party has staked new placer and lode claims over a portion of our existing lode claims in our Detrital Wash property (described below).  We are presently investigating the matter and considering potentially available options to assert our rights with respect to these properties.  We believe our lode claims are properly filed and recorded and that we have valid legal title to these claims over any subsequent claim holders.

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

These lode claims cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by geochemical assays of mineral samples performed for the Company in 2008 by a licensed independent lab and evaluated according to National Instrument (NI) 43-101 standards, as well as other areas where we have obtained evidence of mineralization occuring in the bedrock.  These areas include portions of the Black Mountains as well as known and anticipated northerly extensions of veins found in the White Hills and mineralized structures to the south.

We did not pay any maintenance fees to the BLM for our lode claims in the Detrital Wash Property in 2008.  During the first quarter of 2009, we paid $13,950 in filing fees for 75 of our current lode claims in the Detrital Wash Property.

Operations

During 2008, we increased our lode claim holdings in the Detrital Wash area by adding new lode claims and converting placer claims to lode claims where mineralization occurs in the bedrock.  Based on our conclusion that our placer claims in the area did not contain placer deposits, we released all of our placer claim holdings in the Detrital Wash area upon their expiration as of August 31, 2008.  We did not add any new lode claims during the first quarter of 2009.

Our current geology and mining engineer consultants developed a program during 2008 of testing geological samples from our Detrital Wash Property for mineralization and mapping the existing geology.  Assay results from the initial phase of this program support historical records obtained by the Company in 2008 of significant copper and molybdenum mineralization in both the Black Mountains and Northern White Hills areas of the Detrital region.  Based on these results, our consultants developed a plan for additional phases of our exploration program to further assess under industry standards the mineral potential of our properties.  In March 2009, we submitted over 200 additional mineral samples for assays of copper, molybdenum, silver and gold.  As of this Report, we are presently evaluating the results of these assays.  Further implementation of this phase is dependent on our obtaining additional funding.  Pending favorable results from these most recent assays, we intend to pursue additional funding through joint venture opportunities or from other equity investors.  See “– GENERAL – Plan of Operation.”  We cannot guarantee that the results of these assays will be favorable or that we will be able to obtain the necessary funds to conduct our planned exploration activities.  See “– GENERAL – Going Concern.”

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

Our current management has engaged consultants who have developed an exploration plan involving various methods of geochemical and geophysical testing, in compliance with industry standards, to determine whether mineral reserves exist on our properties.  We have conducted mapping and sampling activities as part of this plan, including two phases of assaying collected geological samples.  We are presently evaluating the results of the second phase of assays performed during the first quarter of 2009.  We believe the assay results obtained thus far justify implementation of further phases of this exploration plan.  See “– GENERAL – Plan of Operation.”  However, further implementation of this plan is dependent our obtaining additional debt or equity financing.

We are currently considering potential options to obtain funding to continue exploration work on our properties and to fund our future operating and compliance costs.  As of this Report, we have not yet obtained the necessary level of funds to further implement our exploration program on our Detrital Wash Property or to fund our operating and compliance costs beyond the second quarter of 2009.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of March 31, 2009, our total assets are $64,574, consisting of $57,404 in cash, $6,507 in prepaid expenses and $663 in property and equipment, net of depreciation.  Our total assets at December 31, 2008, were $29,413, consisting of $8,889 in cash, $11,388 in prepaid expenses and $9,136 in property and equipment, net of depreciation.  The $36,161 increase in our total assets during the three months ended March 31, 2009, is primarily due to an increase in our cash resulting from proceeds borrowed during the interim period from a line of credit obtained by the Company in December 2008.  The increase in cash was offset partially by a decrease in prepaid expenses related to assays performed on mineral samples from our properties and a reduction in our property and equipment after we sold and disposed of a trailer and all-terrain vehicles no longer in use by the Company.

Our total liabilities as of March 31, 2009, are $1,069,957, an increase of $143,020 over total liabilities at December 31, 2008, of $926,937.  This increase is attributable largely to our borrowing an additional $170,000 under a line of credit to fund our exploration activities and general operating and compliance costs during the period, offset in part by a $27,029 decrease in our accounts payable resulting from our use of the funds obtained to pay outstanding consultant and legal fees and other operating expenses.  See “– GENERAL – Financing” for a discussion of our line of credit.

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Net Loss.  Our net loss for the quarter ended March 31, 2009, was $111,233, compared to a net loss of $201,530 during the quarter ended March 31, 2008, a decrease of 44.81%.  The significant decrease in our net loss for the first quarter of 2009 over the first quarter of 2008 was due primarily to substantially lower mineral exploration costs and professional fees during the first three months of 2009 as compared to the same period in 2008, along with reductions in our depreciation and amortization expense and general and administrative expenses.  These decreases were partially offset by a significant increase in our compensation and management fees during the first quarter of 2009 over the first quarter of 2008.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the three-month period ended March 31, 2009, was $39,929, compared to $104,825 for the three-month period ended March 31, 2008, a decrease of $64,896, or 61.91%.  This significant decrease resulted from the costs associated with the development and  implementation of our current exploration program for our Detrital Wash mining claims during the first quarter of 2008 and the comparative reduction in exploration activity during the first quarter of 2009, which was mostly limited to assaying of previously collected mineral samples from our Detrital Wash Property, paying filing fees for a portion of our mining claims, and general maintenance of our existing claims.

Professional Fees Expense.  Professional fees expense for the first quarter of 2009 decreased significantly over the same period in 2008 by $41,118, or 67.72%, to $19,604, compared to $60,722 during the first quarter of 2008.  The two-thirds decrease resulted from reduced consultant fees related to the decrease in our exploration activity, the mutual termination of our consulting agreement with our financial consultant during the summer of 2008 due to his acceptance of employment with one of our major shareholders, and smaller legal expenses during the first quarter of 2009 as compared to the first quarter of 2008.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the first quarter of 2009 increased by $10,120, or 104.36%, from $9,697 during the first quarter of 2008 to $19,817 during the first quarter of 2009.  This two-fold increase was due primarily to our payment in January 2009 of accrued compensation to our president from the fourth quarter of 2008, and in part to the renegotiation of our employment agreement with our president on April 1, 2008.  Under the April 1, 2008 agreement, our president receives a salary of $3,500 per month.  Prior to April 1, 2008, our president received a salary of $2,700 per month along with 100,000 shares of common stock per month.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased over 90% from $849 during the first quarter of 2008 to $71 during the first quarter of 2009.  This decrease resulted from our sale and disposal of a trailer and all-terrain vehicles no longer in use by the Company.

General and Administrative Costs Expense.  Our general and administrative costs decreased by $5,787, or 26.84%, to $15,773 during the quarter ended March 31, 2009, compared to $21,560 during the quarter ended March 31, 2008.  The decrease in general and administrative expense is attributable primarily to the reduction in exploration activity on our Detrital Wash Property during the first quarter of 2009 as compared the same period in 2008, when we were developing and implementing the initial stages of our current exploration program.

Interest Income.  We did not have any interest income during the three-month period ended March 31, 2009, compared to $327 during the same period in 2008.

Interest Expense.  During the first quarter of 2009, we incurred interest expense of $8,088 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  See “– GENERAL – Financing” and Footnote E in the Notes to the Financial Statements.  Our interest expense for the first quarter of 2008, which was attributable to the December 2007 line of credit, was $4,203.

Plan of Operation

During the second quarter of 2009, we intend to seek and pursue available capital raising opportunities, through joint venture or additional equity investment, to fund further exploration work in the Detrital Wash Property toward the establishment of precious and base metal reserves and assessment of the commercial viability of mineral extraction from potential deposits on these properties.  Our future planned exploration activity and any potential mineral extraction is dependent on our obtaining sufficient capital resources to continue such work.  We believe the results we have obtained thus far from our exploration program indicating mineralization in our Detrital Wash Property may enable us to seek potential joint venture opportunities or investment by a larger resource mining company or investor to provide such additional capital and to assist us in further exploration work and any potential mineral extraction.  If we are unsuccessful in our efforts to attract and consummate a joint venture, we intend to pursue funding from other equity investors.  However, we will continue to consider all available financing options, including debt financing as well as any opportunities that may arise to sell or lease our interest in our properties that we believe would be favorable to our shareholders.

We do not presently have plans to conduct significant further exploration work or to stake additional claims on our Detrital Wash Property during the second quarter of 2009, unless and until sufficient funding is available.  However, subject to available funding, we may move forward with further phases of our exploration program, as described below, or add additional lode claims to our Detrital Wash Property for further exploration where we believe the land may hold commercial mining value.  See “PROPERTIES – Detrital Wash, Mohave County, Arizona Property.”

We do not presently plan to conduct development activities on the Wikieup Property during 2009.  However, should adequate financial resources become available, we may aggressively pursue a program to identify any mineralization occurring on the Wikieup Property.  See “PROPERTIES – Wikieup, Arizona Property.”

In 2008, we engaged as consultants an additional geologist and a registered professional mining engineer, both of whom are “qualified persons” under NI 43-101, along with our existing consultant geologist, to develop and conduct a program for our Detrital Wash Property of testing geological samples for the existence of minerals and mapping the existing geology.  Our consultants have utilized initial results of this program obtained in 2008, which indicated the presence of copper, molybdenum and silver mineralization, to further design the exploration program to evaluate the mineral potential of our Detrital Wash Property and the viability of extracting any mineral reserves discovered.

During the first quarter of 2009, as described below, we implemented a second phase of testing of geological samples collected during 2008.  Our geologist is presently evaluating the results of these recent assays in accordance with NI 43-101 standards.  Based on this evaluation, we will determine the best course to obtain funding and to further implement our exploration program.  We do not presently intend to conduct any significant additional sampling and mapping in the Detrital Wash Property; however, should any new claims be added to our inventory based on anticipated mineralization and available funding, we may extend this sampling and mapping program to any such new areas of interest.

Due to our limited financial resources, we do not anticipate any purchase or sale of property, plant, or other significant equipment, and we do not expect any significant changes in the number of our employees.  However, employees, consultants and expertise will be added to the Company as management deems necessary and when financing permits.

During the second quarter of 2008, we obtained historical records created by various mining companies from the 1960’s through the 1980’s in connection with substantial exploration conducted in the Northern Black Mountains, where a portion of our Detrital mining claims are located.  Work completed by these companies included soil sampling, stream sampling, rock sampling and drilling, bouguer gravity surveys, and resistivity and IP (induced polarization) surveys.  The historical soil, sediment and rock sampling data obtained by the Company indicated copper and molybdenum mineralization on the property in the form of projected and drilled areas of chalcocite mineralization.  As part of our current exploration program, our geologist and engineering consultants have reproduced and verified under NI 43-101 industry standards the accuracy of much this historical data.

In the initial phase of this exploration program conducted in 2008, 252 assays were performed by Mountain States R&D International, Inc., an Arizona registered and licensed lab (“Mountain States”), on samples taken from our Detrital Wash claims.  Results of these assays support the historical data indicating significant copper (Cu) and molybdenum (Mo) mineralization in both the Black Mountains and Northern White Hills areas of the Detrital region.

The assays report that copper values of the rock samples collected range from 25 parts per million (ppm) to 6.10% Cu (10,000 ppm equals one percent).  A value of 20 ppm (or 0.002%) or higher is generally considered to be of potential value for exploration purposes.  There were thirteen samples above 1.0% Cu, seventeen samples with values between 0.10% Cu and 0.99% Cu, and one soil sample at 0.081% Cu.  The remainder of the rock and soil samples ranged from 25 ppm Cu to 599 ppm Cu.  The molybdenum values from rock and soil samples range from nine samples below detection limit of 1 ppm Mo to 906 ppm Mo.  Anomalous silver, lead and arsenic are also present in these samples.

Due to budget constraints, the assays performed in 2008 did not test for gold mineralization.  However, our existing claim block consists of several former gold mines, and the historical data we have obtained indicates mineralization of gold in the area.  In March 2009, we submitted over 200 additional samples collected during our initial sampling phase and several new samples to Skyline Assayers & Laboratories in Tucson, Arizona, an Arizona registered and licensed lab (“Skyline”), to be assayed for copper, molybdenum, and silver as well as gold mineralization.  Along with these 200 new samples, we also submitted the original 252 samples to Skyline to be assayed for gold.

As of the date of this filing, we are waiting to receive our geologist’s evaluation under NI 43-101 standards of the results from these assays.  We cannot provide assurance that mineralization of gold will be confirmed or that any mineralization determined by these or future assays will be sufficient to establish the existence of precious or base mineral reserves on our properties.

Subject to available funding, further phases of our exploration program will involve conducting geophysical probing and scanning of areas where mineralization is shown to exist by our geochemical assay results.  The geophysical exploration methods may include core drilling and IP and resistivity surveys as well as a VTEM (versatile time-domain electromagnetic) airborne survey.  If we are able to obtain the necessary financing to substantially begin our geophysical exploration work, we anticipate such activities could commence as early as mid-to-late 2009.  If these activities further indicate the potential existence of significant mineralization on our properties, we intend to conduct subsequent testing, as necessary, to determine whether such mineralization is of sufficient quantity to establish mineral reserves.

If we are able to establish the existence of mineral reserves on our properties, management intends to pursue a means to exploit those reserves.  Depending on the Company’s then available capital resources, management may consider commencing mining operations, selling or leasing our interest in the property, or pursuing a joint venture with a larger resource company to develop the property to the production stage.

We cannot guarantee that the results of the assays submitted to Skyline will be sufficiently favorable to support our efforts to raise additional capital or that we will obtain such capital on terms that will be favorable to us or at all to allow us to continue our exploration program.  We also cannot assure, even if such financing is obtained, that we will determine that mineral reserves exist on our properties or that we will be able to commercially exploit any such reserves.  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry, current economic conditions and the current market price of any minerals discovered.  Until such funding is obtained, we are unable to continue our exploration program.  See “– GENERAL – Going Concern.”

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

On December 1, 2008, we obtained a short-term line of credit of up to $200,000 from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  Funds advanced to us under the line of credit carry simple interest at the rate of 10% per annum beginning on the date of each advance.  All unpaid principal and accrued interest on funds advanced under the line of credit is due on March 31, 2009 (the “Maturity Date”).  No payments on this line of credit are required until the Maturity Date.  However, for any principal amounts due from us that are not paid within five days after the Maturity Date, the simple interest rate will increase to 18% per annum effective as of the Maturity Date.  We have the right to prepay any amounts owing under the line of credit at any time without penalty.  We also have the right to pay the amounts due, at our election, in the form of cash payment, issuance of shares of our common stock, or any combination thereof.  In the event we default, KRFH may institute legal action against us.  In such event, KRFH would be entitled to its collection costs, including attorney fees and courts costs.  The line of credit is unsecured.

As of March 31, 2009, we have borrowed the full $200,000 available under this line of credit.  We have not made any payments of principal or interest toward this line of credit as of March 31, 2009.

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

During first quarter of 2009, we recognized $3,375 in capital from the sale of shares of our restricted common stock upon exercise of stock warrants issued during 2008.  These funds were received by the Company in October 2008, but the funds were classified for accounting purposes as shareholder deposits until the stock certificates representing these shares were issued to the shareholders in January 2009.  We believe these issuances were exempt from registration under Rule 506 of Regulation D under Section 4(2) of the Securities Act.  See “UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”  In addition, we refunded to these shareholders overpayments totaling $3,375 in connection with the above-described exercises of the stock warrants.  We did not secure any additional funding through the issuance of our common stock during the first quarter of 2009.

We used the proceeds from the sales of our equity securities and the amount borrowed from the short-term line of credit obtained in December 2008 to fund our operating and compliance costs during the first quarter of 2009.  We plan to use the remaining portion of the line of credit to fund our operating and compliance costs during the second quarter of 2009.  We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs, and we do not anticipate achieving any revenues through the second quarter of 2009.  Because it is unlikely we will achieve sufficient revenues for the repayment of the short-term line of credit, we will be required to issue shares of our common stock to KRFH unless we can raise the necessary funds through further debt or equity financings.  We will also must raise additional funds through debt or equity financings to continue our operations beyond the second quarter of 2009.  We can provide no assurance that we will be able to raise the funds necessary for the repayment of the line of credit and for our continued operations on terms favorable to us or at all.

Historically, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  There were no amounts owing to the Company’s directors at March 31, 2009, and during the period ended March 31, 2009, our directors did not advance any funds to the Company.

LIQUIDITY

Liquidity and Capital Resources

	Three months ended Mar. 31,
	2009	2008
Net cash used in operating activities	$(124,859)	$(170,116)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	173,375	125,000

General

Overall, we had positive cash flows of $57,404 for the three months ended March 31, 2009, resulting from $124,859 used in our operating activities and $173,375 provided by our financing activities.  No cash was provided by investing activities during the three months ended March 31, 2009.  For the three months ended March 31, 2008, we had negative cash flows of $45,116.  The increase in cash flows for the three-month period ended March 31, 2009, over the same period in 2008 reflects a $45,257 decrease in cash used for operating activities and a $48,375 increase in cash provided by financing activities during the interim period in 2009 compared to the respective amounts during the same period in 2008.

Cash Used in Our Operating Activities

For the three-month period ended March 31, 2009, net cash used in our operating activities was $124,859, a decrease of $45,257 from the same period in 2008.  This decrease was due largely to the $90,297 decrease in our net loss for the interim period in 2009 over the interim period in 2008, which resulted primarily from the smaller amounts expended for our decreased mineral exploration activity on our Detrital Wash Property and the reduction in professional fees expense from the first quarter of 2008 to the first quarter of 2009.  The effect of the smaller net loss for the interim period in 2009 on our cash flows from operating activities was offset partially by other variables, most notably a decrease in accounts payable and accrued expenses during the first quarter of 2009 versus an increase in accounts payable and accrued expenses during the first quarter of 2008.  The decrease in accounts payable and accrued expenses was due to our use of proceeds from our December 2008 line of credit to pay certain outstanding operating expenses.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $173,375 during the three-month period ended March 31, 2009, was comprised of $170,000 cash provided by proceeds from a short-term line of credit we obtained in December 2008, along with $3,375 recognized in connection with the sale of our common stock upon exercise common stock warrants.  See “– GENERAL – Financing” and “UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”  This reflects an increase of $48,375 as compared to net cash provided by financing activities during the three months ended March 31, 2008.  Net cash provided by financing activities during the first three months of 2008 resulted from borrowed under a line of credit obtained by the Company in December 2007.

Internal Sources of Liquidity

For the three-month period ended March 31, 2009, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

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

On December 1, 2008, we obtained a $200,000 short-term line of credit from KRFH.  During December 2008, we borrowed $30,000 under this line of credit.  We borrowed the remaining $170,000 under this line of credit during the first quarter of 2009 to fund our operating and compliance costs for the quarter.  See “– GENERAL – Financing.”  We intend to use the remaining amount of these funds to fund some or all of our operating and compliance costs for the second quarter of 2009.

During the three months ended March 31, 2009, we recognized $3,375 in capital from the sale of our restricted common stock upon exercise of common stock warrants in October 2008, which was previously classified in our financial statements as shareholder deposits until the stock certificates were issued to the shareholders in January 2009.  See “– GENERAL – Financing” and UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”

Because we presently do not have sufficient revenues to fund our operating and compliance costs or to fund our repayment of our debt obligations, we will need to raise other funds in 2009 through debt and equity financings.  We can provide no assurance that we will be able to raise the necessary funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations in the first quarter of 2009, and does not expect that it will in the second quarter of 2009, except that a return of higher fuel and energy prices similar to summer 2008 price levels could materially and adversely impact the Company by increasing costs for our exploration program.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, March 31, 2009.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

Our Annual Report on Form 10-K for the year ended December 31, 2008, does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls that occurred during the three month period ended March 31, 2009, that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At March 31, 2009, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

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

Our directors and executive officers own, directly or indirectly, a significant amount of our voting capital common stock, and accordingly, can exert considerable influence over us.  As of April 30, 2009, our directors and executive officers beneficially owned common stock which would equal in the aggregate approximately 21.93% of the voting power of our outstanding common stock.  As a result, these stockholders are potentially able to significantly influence the decision on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2009, we recognized $3,375 in capital from the proceeds of the sale of a total of 2,250,000 shares of our common stock on October 14, 2008, to three existing shareholders upon exercise of stock warrants.  This amount was previously classified in our financial statements as shareholder deposits until the stock certificates representing these 2,250,000 shares were issued to the shareholders in January 2009.  These sales were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  We did not make any other sales of unregistered equity securities during the three-month period ended March 31, 2009.

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
________________
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STAR, INC.

Date: May 15, 2009	By:	/s/ STERLING M. REDFERN
Sterling M. Redfern
President and Director

Date: May 15, 2009	By:	/s/ JACQULYN B. WINE
Jacqulyn B. Wine
Secretary, Treasurer/Chief
Financial Officer and Director