Form 10-Q
period 2009-06-30
INTERNATIONAL STAR INC
filed 2009-08-20
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
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
☐  Yes     ☒  No

As of July 31, 2009, there were 281,762,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2009

PART I

FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2008.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of June 30, 2009, and its results of operations and its cash flows for the three-month and six-month periods ended June 30, 2009.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)	(Audited)

ASSETS	June 30,	December 31,
	2009	2008
Current Assets:
Cash	$20,795	$8,889
Prepaid expenses	1,627	11,388
Total Current Assets	22,422	20,277

Property and Equipment (Net of accumulated depreciation)	591	9,136

Total Assets	$23,013	$29,413

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$343,283	$366,847
Accrued expenses	54,644	22,590
Note payable – Related party	200,000	30,000
Shareholder deposits		7,500
Total Current Liabilities	597,927	426,937

Long Term Note Payable – Related Party	500,000	500,000

Total Liabilities	1,097,927	926,937

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
279,512,274 and 279,262,274 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	279,512	279,262
Capital in excess of par value	4,429,509	4,429,759
Deficit accumulated during the exploration stage	(5,783,935)	(5,606,546)
Total Stockholders’ Deficiency	(1,074,914)	(897,525)

Total Liabilities and Stockholders’ Deficiency	$23,013	$29,413

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended June 30,			Six months ended June 30,			January 1, 2004 (date of inception of exploration stage) to
	2009	2008		2009		2008	June 30, 2009
Revenue:
Total Revenue	$--		$--		$--	$--	$--

Expenses:
Mineral exploration costs	3,600		87,920		43,529	192,745	882,167
Professional fees	22,789		35,944		42,392	96,665	682,600
Compensation & management fees	3,500		10,490		23,317	20,188	1,435,052
Depreciation & amortization	72		850		144	1,700	14,816
General & administrative	12,127		13,778		27,900	35,338	486,747
Total Operating Expenses	(42,088)		(148,982)		(137,282)	(346,636)	(3,501,382)

Net (Loss) from Operations	$(42,088)		$(148,982)		$(137,282)	$(346,636)	$(3,501,382)

Other Income and Expenses:
Interest income	$--	$		$		$327	$2,939
Interest expense	(12,466)		(5,655)		(20,553)	(9,858)	(99,956)
Other expense					(50)		(50)
Loss on disposal of assets					(7,902)		(20,531)
Loss on divestiture of subsidiary							(99,472)
Total Other Income (Expense)	(12,466)		(5,655)		(28,505)	(9,531)	(217,070)

Net (Loss)	$(54,554)		$(154,637)		$(165,787)	$(356,167)	$(3,718,452)

Weighted Average Shares
Common Stock Outstanding	279,512,274		273,762,274		279,512,274	273,762,274

Net Loss Per Common Share
(Basic and Fully Dilutive)	$(0.00)		$(0.00)		$(0.00)	$(0.00)

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

June 30, 2009

	Six months ended June 30,		January 1, 2004 (date of inception of exploration stage) to
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net (loss)	$(165,787)	$(356,167)	$(3,718,452)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	144	1,700	14,817
Loss on disposal of assets	8,401	--	21,030
Loss on divestiture of subsidiary	--	--	99,472
Common stock issued for services		4,000	211,500
Changes to operating assets and liabilities:
(Increase) decrease in accounts receivable and prepaids	9,761	--	78,168
(Increase) decrease in inventories	--	--	63,812
(Increase) decrease in other assets	--	--	95,474
(Decrease) increase in accounts payables and accrued expenses	(6,635)	15,635	334,235
(Decrease) increase in shareholder deposits	(7,500)
Net cash used in operating activities	(161,616)	(334,832)	(2,799,944)

Cash flows from investing activities:
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(29,355)

Cash flows from financing activities:
Prior year tax refunds	3,522	--	3,522
Repayments of long term borrowings	--	--	(25,000)
Proceeds from long term borrowings	170,000	275,000	725,000
Proceeds from sale of common stock			1,782,426
Net cash provided by financing activities	173,522	275,000	2,485,948

Net increase (decrease) in cash and cash equivalents	11,906	(59,832)	(342,351)
Cash and cash equivalents, beginning of period	8,889	96,141	364,146

Cash and cash equivalents, end of period	20,795	$36,309	$20,795

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2009
A.      BASIS OF PRESENTATION

The interim financial statements of International Star, Inc. and subsidiaries (the “Company”) for the three and six months ended June 30, 2009 and 2008, are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2009, and the results of its operations and cash flows for the three and six months ended June 30, 2009.

The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results for a full year period.

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

The Company did not declare or pay any dividends during the quarters ended June 30, 2009 and 2008.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

5.	Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS No. 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.  At June 30, 2009, the Company had no common equivalent shares of stock outstanding.

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

D.      COMMON STOCK

During the three months ended June 30, 2009, the Company issued 250,000 shares of common stock upon the exercise of common stock warrants. The proceeds from this sale, which were received by the Company during the fourth quarter of 2008, were previously classified as a shareholder deposit.  There were 500,000 outstanding stock warrants and no outstanding stock options at June 30, 2009.

E.      LONG TERM NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by or having an interest in now or in the future in the Detrital Wash and Wikieup properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At June 30, 2009, the Company had borrowed $500,000 under the terms of this loan agreement.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2010.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc.on December 1, 2008.  Under terms of the agreement, the Company has an available credit line balance of $200,000 with interest accruing at 10% per annum.  At June 30, 2009, the Company had borrowed $200,000 under the terms of this loan agreement.

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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our management’s current views with respect to future events and financial performance.  Those statements include statements regarding our intent, belief or current expectations, and those of members of our management team, as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us throughout this Quarterly Report, as well as in our other reports filed by us with the Securities and Exchange Commission (“SEC”).  Important factors not currently known to management could cause actual results to differ materially from those in forward-looking statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

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

During the fourth quarter of 2008, we obtained funding from a related party to satisfy our current obligations and to continue exploration work on our Detrital Wash Property through a portion of 2009.  See “– GENERAL – Financing.”  We will need to raise additional equity or debt financing to fund our operating costs and our planned mineral exploration work and to service our current debt obligations for the remainder of 2009, unless and until we are able to generate substantial revenues from our mineral properties.  We do not anticipate generating any revenue from our mineral properties during the third quarter of 2009.  Therefore, if we do not obtain substantial additional financing, we may not have sufficient capital to continue operating as a public company or at all beyond the third quarter of 2009.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

Our Properties

We currently hold interests in two properties that we believe show potential for mineral development.  Both properties consist of unpatented mining claims located on federal public land managed by the United States Department of Interior, Bureau of Land Management (“BLM”).  We are obligated to pay a maintenance fee to the BLM of $189 per claim plus a $14 local filing fee for each newly filed claim and $140 per claim per year for each existing claim.

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

We have learned that third parties have staked placer and lode claims over a portion of our existing lode claims in our Detrital Wash property (described below).  We are continuing to investigate the matter and considering potentially available options to assert our rights with respect to these properties.  We believe our lode claims are properly located and that we have valid and superior legal interest in these properties over any subsequent claim holders.

Detrital Wash, Mohave County, Arizona Property

Property and Location

Our Detrital Wash property (the “Detrital Wash Property”) consists of approximately 3.5 square miles of land located approximately 56 miles from Las Vegas, Nevada, and 22 miles south of the Hoover Dam on U.S. Highway 93, Mohave County, Arizona.  The property is easily accessed by partially paved entry off Highway 93 and has availability to electricity and water.

The Detrital Wash Property is comprised solely of lode mining claims.  Prior to September 1, 2008, our Detrital Wash Property consisted of approximately 21,000 acres of land consisting primarily of placer mining claims we had obtained in part through a mineral lease with James R. Ardoin in 1998 and in part through a 2004 exploration rights agreement with a group of individuals including several former directors and officers of the Company.  Based on assessments by our geologist and mining engineer consultants that these claims did not contain placer mineral deposits, we determined that the value of these placer claims was not sufficient to justify the costs to continue maintaining these claims.  Therefore, we terminated our lease agreement with Mr. Ardoin on August 29, 2008, pursuant to the terms of the agreement.  Additionally, following the termination of the lease agreement and because our obligations under the 2004 exploration rights agreement had been fully performed, we allowed all of our placer claims in the Detrital Wash Property to expire as of August 31, 2008.

Our Detrital Wash Property presently consists of approximately 70 lode claims located in the Black Mountains and along the western front of the White Hills in the Detrital Wash area in northwestern Arizona.  We have recorded 75  claims with the BLM and Mohave County.  Based on the presence of gold and silver producing mines in the Black Mountains and the White Hills and the data we have collected, we believe deposits of precious and base metals may exist within the Detrital Wash Property.  We cannot assure that we will discover such deposits or that, if such deposits are discovered, we will be able to commercially produce such mineral deposits.

These lode claims cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by geochemical assays of mineral samples performed for the Company in 2008 and 2009 by licensed independent labs and evaluated according to National Instrument (NI) 43-101 standards, as well as other areas where we have obtained evidence of mineralization occuring in the bedrock.  These areas include portions of the Black Mountains as well as known and anticipated northerly extensions of veins found in the White Hills and mineralized structures to the south.

We did not pay any maintenance fees to the BLM for our lode claims in the Detrital Wash Property in 2008.  During the first quarter of 2009, we paid $13,950 in filing fees for 75 lode claims in the Detrital Wash Property.  We did not pay any fees in connection with our claims during the second quarter of 2009.

Operations

During 2008, we increased our lode claim holdings in the Detrital Wash area by adding new lode claims and converting placer claims to lode claims where mineralization occurs in the bedrock.  Based on our conclusion that our placer claims in the area did not contain placer deposits, we released all of our placer claim holdings in the Detrital Wash area upon their expiration as of August 31, 2008.  During the second quarter of 2009, we released the majority of our unfiled lode claims in order to focus on the areas that we believe, based on the assessments of our geologists, hold the most significant potential for mineral reserves.  In addition, we located approximately 35 new lode claims in our primary areas of interest during the second quarter of 2009, which we plan to record as soon as funding is available.

Our current geology and mining engineer consultants developed a program during 2008 of testing geological samples from our Detrital Wash Property for mineralization and mapping the existing geology.  Assay results from the initial phase of this program support historical records obtained by the Company in 2008 of significant copper and molybdenum mineralization in both the Black Mountains and Northern White Hills areas of the Detrital region.  Based on these results, our consultants developed a plan for additional phases of our exploration program to further assess under industry standards the mineral potential of our properties.  In March 2009, we submitted over 200 additional mineral samples for assays of copper, molybdenum, silver and gold.  The results of these assays confirm the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  These assays also show improved results in copper and molybdenum values from the Company’s 2008 sampling.  Based on the results of the 2009 assays, we have collected additional samples, which we intend to submit for assay during the third quarter of 2009, subject to available funding.  During the remainder of 2009, we plan to pursue additional debt or equity funding to begin the drilling phase of our exploration program and to seek joint venture opportunities to bring the property to the production stage should sufficient reserves be established.  See “– GENERAL – Plan of Operation.”  We cannot guarantee that we will be able to obtain the necessary funds to conduct our planned exploration activities.  See “– GENERAL – Going Concern.”

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

In 2008, we paid an aggregate of $5,250 in annual maintenance fees to the BLM for the Wikieup Property.  We have not paid any additional fees in 2009.

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

Financial Condition and Results of Operations

We have incurred substantial net losses since our inception as an exploration stage company.  Our ability to generate revenue is dependent on our ability to establish the existence of mineral reserves on our properties.  We have not generated any revenue during any period since the date of our inception, and unless and until we establish that such reserves exist and are able to commercial extract those reserves, we will not have any revenue from our mineral operations.

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

As of June 30, 2009, our total assets are $23,013, consisting of $20,795 in cash, $1,627 in prepaid expenses and $591 in property and equipment, net of depreciation.  Our total assets at December 31, 2008, were $29,413, consisting of $8,889 in cash, $11,388 in prepaid expenses and $9,136 in property and equipment, net of depreciation.  The change in the allocation of our total assets during the six months ended June 30, 2009 between cash and prepaid expenses, is primarily due to an increase in our cash resulting from proceeds borrowed during the interim period from a line of credit obtained by the Company in December 2008.  The increase in cash was offset partially by a decrease in prepaid expenses related to assays performed on mineral samples from our properties and a reduction in our property and equipment after we sold and disposed of a trailer and all-terrain vehicles no longer in use by the Company.

Our total liabilities as of June 30, 2009, are $1,097,927, an increase of $179,990 over total liabilities at December 31, 2008, of $926,937.  This increase is attributable largely to our borrowing an additional $170,000 under a line of credit to fund our exploration activities and general operating and compliance costs during the period, offset in part by a $23,564 decrease in our accounts payable resulting from our use of the funds obtained to pay outstanding consultant and legal fees and other operating expenses.  See “– GENERAL – Financing” for a discussion of our line of credit.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Net Loss.  Our net loss for the six months ended June 30, 2009, was $165,787, compared to a net loss of $356,167 during the six months ended June 30, 2008, a decrease of 53.45%.  The significant decrease in our net loss for the first half of 2009 over the first half of 2008 was due primarily to substantially lower mineral exploration costs and professional fees during the first six months of 2009 as compared to the same period in 2008, along with reductions in our depreciation and amortization expense and general and administrative expenses.  These decreases were partially offset by a significant increase in our compensation and management fees during the first half of 2009 over the first half of 2008.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the six-month period ended June 30, 2009, was $43,529, compared to $192,745 for the six-month period ended June 30, 2008, a decrease of $149,216, or 77.42%.  This significant decrease resulted from the costs associated with the development and  implementation of our current exploration program for our Detrital Wash mining claims during the first half of 2008 and the comparative reduction in exploration activity during the first half of 2009, which was mostly limited to assaying of previously collected mineral samples from our Detrital Wash Property, paying filing fees for a portion of our mining claims, and general maintenance of our existing claims.

Professional Fees Expense.  Professional fees expense for the first six months of 2009 decreased significantly over the same period in 2008 by $54,273, or 56.15%, to $42,392, compared to $96,665 during the first six months of 2008.  The more than 50% decrease resulted from reduced consultant fees related to the decrease in our exploration activity, the mutual termination of our consulting agreement with our financial consultant during the summer of 2008 due to his acceptance of employment with one of our major shareholders, and smaller legal expenses during the first quarter of 2009 as compared to the first quarter of 2008.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the first half of 2009 increased by $3,129, or 15.50%, from $20,188 during the first half of 2008 to $23,317 during the first half of 2009.  This increase was due primarily to our payment in January 2009 of accrued compensation to our president from the fourth quarter of 2008, and in part to the renegotiation of our employment agreement with our president on April 1, 2008.  Under the April 1, 2008 agreement, our president receives a salary of $3,500 per month.  Prior to April 1, 2008, our president received a salary of $2,700 per month along with 100,000 shares of common stock per month.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased over 91% from $1,700 during the first six months of 2008 to $144 during the first six months of 2009.  This decrease resulted from our sale and disposal of a trailer and all-terrain vehicles no longer in use by the Company during the first quarter of 2009.

General and Administrative Costs Expense.  Our general and administrative costs decreased by $7438, or 21.04%, to $27,900 during the six-month period ended June 30, 2009, compared to $35,338 during the six-month period ended June 30, 2008.  The decrease in general and administrative expense is attributable primarily to the reduction in exploration activity on our Detrital Wash Property during the first half of 2009 as compared the same period in 2008, when we were developing and implementing the initial stages of our current exploration program.

Interest Income.  We did not have any interest income during the six-month period ended June 30, 2009, compared to $327 during the same period in 2008.

Interest Expense.  During the first half of 2009, we incurred interest expense of $20,553 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  See “– GENERAL – Financing” and Footnote E in the Notes to the Financial Statements.  Our interest expense for the first half of 2008, which was attributable to the December 2007 line of credit, was $9,858.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Net Loss.  Our net loss for the quarter ended June 30, 2009, was $42,088, compared to a net loss of $148,982 during the quarter ended June 30, 2008, a decrease of 71.75%.  The significant decrease in our net loss for the second quarter of 2009 over the second quarter of 2008 was due primarily to substantially lower mineral exploration costs, professional fees  and compensation and management fees during the second three months of 2009 as compared to the same period in 2008, along with reductions in our depreciation and amortization expense and general and administrative expenses.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the three-month period ended June 30, 2009, was $3,600, compared to $87,920 for the three-month period ended June 30, 2008, a decrease of $84,320, or 95.91%.  This significant decrease resulted from the costs associated with the development and  implementation of our current exploration program for our Detrital Wash mining claims during the second quarter of 2008 and the comparative reduction in exploration activity during the second quarter of 2009, which was mostly limited to assaying of previously collected mineral samples from our Detrital Wash Property, paying filing fees for a portion of our mining claims, and general maintenance of our existing claims.

Professional Fees Expense.  Professional fees expense for the second quarter of 2009 decreased over the same period in 2008 by $13,155, or 36.60%, to $22,789, compared to $35,944 during the second quarter of 2008.  The one-thirds decrease resulted from reduced consultant fees related to the decrease in our exploration activity, the mutual termination of our consulting agreement with our financial consultant during the summer of 2008 due to his acceptance of employment with one of our major shareholders, and smaller legal expenses during the second quarter of 2009 as compared to the second quarter of 2008.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the first quarter of 2009 decreased by $6,990, or 66.63%, from $10,490 during the second quarter of 2008 to $3,500 during the second quarter of 2009.  This two-thirds decrease was due primarily to lack of funds to cover expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased over 91% from $850 during the second quarter of 2008 to $72 during the second quarter of 2009.  This decrease resulted from our sale and disposal of a trailer and all-terrain vehicles no longer in use by the Company during the first quarter of 2009.

General and Administrative Costs Expense.  Our general and administrative costs decreased by $1,651, or 11.98%, to $12,127 during the quarter ended June 30, 2009, compared to $13,778 during the quarter ended June 30, 2008.  The decrease in general and administrative expense is attributable primarily to the reduction in exploration activity on our Detrital Wash Property during the second quarter of 2009 as compared the same period in 2008, when we were developing and implementing the initial stages of our current exploration program.

Interest Income.  We did not have any interest income during the three-month period ended June 30, 2009, or during the same period in 2008.

Interest Expense.  During the second quarter of 2009, we incurred interest expense of $12,466 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  See “– GENERAL – Financing” and Footnote E in the Notes to the Financial Statements.  Our interest expense for the second quarter of 2008, which was attributable to the December 2007 line of credit, was $5,655.

Plan of Operation

During the third quarter of 2009, we are considering and intend to seek and pursue available capital raising opportunities, through joint venture, additional equity investment or debt financing, to fund further exploration work in the Detrital Wash Property toward the establishment of precious and base metal reserves and assessment of the commercial viability of mineral extraction from potential deposits on these properties.  Our future planned exploration activity and any potential mineral extraction is dependent on our obtaining sufficient capital resources to continue such work.  We intend to seek debt financing or additional equity financing, or a combination thereof, to fund our immediate and short-term operating expenses and exploration work.  We believe the results we have obtained thus far from our exploration program indicating mineralization in our Detrital Wash Property enable us to also seek potential joint venture opportunities or investment by a larger resource mining company or investor to provide additional capital and to assist us in further exploration work and any potential mineral extraction.  If we are unsuccessful in our efforts to attract and consummate a joint venture, we intend to pursue further funding from equity investors.  However, we will continue to consider all available financing options, including debt financing as well as any opportunities that may arise to sell or lease our interest in our properties that we believe would be favorable to our shareholders.

If we are able to raise sufficient funding during the third quarter of 2009, we plan to submit an additional group of samples to be assayed and to seek approval from the BLM to initiate the drilling phase of our exploration program.  We may also stake additional claims where mineralization is discovered on our Detrital Wash Property.  We believe we will need to raise approximately $150,000 to substantially undertake the drilling phase of the project and to fund our short-term operating costs.  We also intend to seek and pursue potential joint venture or other opportunities to commercially exploit our mineral holdings should sufficient mineral reserves be established within our Detrital Wash Property.  See “PROPERTIES – Detrital Wash, Mohave County, Arizona Property.”

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

In 2008, we engaged as consultants an additional geologist and a registered professional mining engineer, both of whom are “qualified persons” under NI 43-101, along with our existing consultant geologist, to develop and conduct a program for our Detrital Wash Property of testing geological samples for the existence of minerals and mapping the existing geology.  Our consultants utilized the initial results of this program obtained in 2008, which indicated the presence of copper, molybdenum and silver mineralization, to further design the exploration program to evaluate the mineral potential of our Detrital Wash Property and the viability of extracting any mineral reserves discovered.

During 2008, we obtained historical records created by various mining companies from the 1960’s through the 1980’s in connection with substantial exploration conducted in the Northern Black Mountains, where a portion of our Detrital mining claims are located.  Work completed by these companies included soil sampling, stream sampling, rock sampling and drilling, bouguer gravity surveys, and resistivity and IP (induced polarization) surveys.  The historical soil, sediment and rock sampling data obtained by the Company indicated copper and molybdenum mineralization on the property in the form of projected and drilled areas of chalcocite mineralization.  As part of our current exploration program, our geologist and engineering consultants have reproduced and verified under NI 43-101 industry standards the accuracy of much this historical data.

In the initial phase of this exploration program conducted in 2008, 252 assays were performed by Mountain States R&D International, Inc., an Arizona registered and licensed lab (“Mountain States”), on samples taken from our Detrital Wash claims.  Results of these assays support the historical data indicating significant copper and molybdenum mineralization in both the Black Mountains and Northern White Hills areas of the Detrital region.

The assays report that copper values of the rock samples collected range from 25 parts per million (ppm) to 6.10% copper (10,000 ppm equals one percent).  A value of 20 ppm (or 0.002%) or higher is generally considered to be of potential value for exploration purposes.  There were thirteen samples above 1.0% copper, seventeen samples with values between 0.10% and 0.99% copper, and one soil sample at 0.081% copper.  The remainder of the rock and soil samples ranged from 25 ppm to 599 ppm coppper.  The molybdenum values from rock and soil samples range from nine samples below detection limit of 1 ppm to 906 ppm molybdenum.  Anomalous silver, lead and arsenic are also present in these samples.

Due to budget constraints, the assays performed in 2008 did not test for gold mineralization.  However, our existing claim block consists of several former gold mines, and the historical data we have obtained indicates mineralization of gold in the area.  In March 2009, we submitted over 200 additional samples collected during our initial sampling phase and several new samples to Skyline Assayers & Laboratories in Tucson, Arizona, an Arizona registered and licensed lab (“Skyline”), to be assayed for copper, molybdenum, and silver as well as gold mineralization.  The samples delivered to Skyline consisted of 91 new rock samples and 155 new soil samples, as well as 259 rock and soil pulps of samples previously analyzed at Mountain States.

The Skyline assay results show the presence of anomalous gold, silver, copper and molybdenum, as well as many indicator and pathfinder elements for both precious and base metals deposits.  Results from the rock samples include grades of up to 7.17 grams per metric ton (gpmt) gold and 712.0 gpmt silver, confirming the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  Soil geochemical samples include values of up to 1.325 ppm gold and 6.9 ppm silver.  These assays also show improved results in copper and molybdenum values from the Company’s  2008 sampling.  Rock sample geochemical values of greater than 10,000 ppm (or 1.0%) copper and up to 1,827.3 ppm molybdenum were also reported.

As of this Report, our consultants are currently plotting, contouring and evaluating the Mountain States and Skyline assay results data, along with historical results consisting of soil and rock geochem data plotted by previous exploration companies working the same property, to determine the appropriate drilling locations during our next phase of the exploration program.  We have also staked and intend to file, subject to available funding, additional lode claims on areas of further interest as indicated by the newest assay results.

Additionally, upon the receipt of the Skylike assay values, we conducted an aggressive follow-up program of soil, rock chip and channel sampling to test the extent and grade of any mineralization associated with the high value samples.  Subject to available funding, we intend to submit the samples collected from this follow-up program to Skyline during the third quarter to be analyzed with the same procedures as the previous Skyline assays.

Following receipt and evaluation of this third round of assays, we intend to seek approval from the BLM to begin drilling on areas of significant mineralization as shown by the assay results.  We plan to submit the additional drilled samples for assay and further evaluate our holdings based on the results of these assays.  If we are able to obtain the necessary financing to substantially begin our drilling work, we anticipate such activities could commence as early as the fourth quarter of 2009, subject to BLM approval.  We believe the drilling results will give us sufficient data, along with our existing data, to reasonably assess the value of our properties.  However, we may conduct additional testing as necessary and as funding permits to make an appropriate assessment.

In conjunction with our planned drilling activities, during the remainder of 2009, management intends to pursue further financial means to exploit any mineral reserves which may be established to exist within our properties.  If available, such means are likely include pursuing a joint venture with a larger resource company to develop the property to the production stage or selling or leasing our interest in the property.  Depending on the Company’s then available capital resources, management may also consider commencing mining operations.

We cannot guarantee that we will be able to raise the necessary additional capital on terms that will be favorable to us or at all to allow us to continue our exploration program.  We also cannot assure, even if such financing is obtained, that we will determine that mineral reserves exist on our properties or that we will be able to commercially exploit any such reserves.  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry, current economic conditions and the current market price of any minerals discovered.  Until such funding is obtained, we are unable to continue our exploration program.  See “– GENERAL – Going Concern.”

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

On December 1, 2008, we obtained a short-term line of credit of up to $200,000 from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  Funds advanced to us under the line of credit carry simple interest at the rate of 10% per annum beginning on the date of each advance.  All unpaid principal and accrued interest on funds advanced under the line of credit was due on March 31, 2009 (the “Maturity Date”).  No payments on this line of credit were required prior to the Maturity Date.  For any principal amounts not paid within five days after the Maturity Date, the simple interest rate would increase to 18% per annum effective as of the Maturity Date.  We had the right to prepay any amounts owing under the line of credit at any time without penalty.  We also have the right to pay the amounts due, at our election, in the form of cash payment, issuance of shares of our common stock, or any combination thereof.  In the event we default, KRFH may institute legal action against us.  In such event, KRFH would be entitled to its collection costs, including attorney fees and courts costs.  The line of credit is unsecured.

As of June 30, 2009, we have borrowed the full $200,000 available under this line of credit.  We have not made any payments of principal or interest toward this line of credit as of June 30, 2009.

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

During second quarter of 2009, the Company issued 250,000 shares of common stock upon the exercise of stock warrants.  The proceeds from this sale, which were received by the Company during the fourth quarter of 2008, were previously classified as a shareholder deposit.  We believe this issuance was exempt from registration under Rule 506 of Regulation D under Section 4(2) of the Securities Act.  See “UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”  We did not secure any additional funding through the issuance of our common stock during the first quarter of 2009.

We used the proceeds from this sale of our equity securities and the amount borrowed from the short-term line of credit obtained in December 2008 to fund our operating and compliance costs during the first half of 2009.  We plan to use the remaining funds from the line of credit to fund a portion of our operating and compliance costs during the third quarter of 2009.  We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs, and we do not anticipate achieving any revenues through the third quarter of 2009.  Because it is unlikely we will achieve sufficient revenues for the repayment of the short-term line of credit, we will be required to issue shares of our common stock to KRFH unless we can raise the necessary funds through further debt or equity financings.  We will also must raise additional funds through debt or equity financings to continue our operations through and beyond the third quarter of 2009.  We can provide no assurance that we will be able to raise the funds necessary for the repayment of the line of credit and for our continued operations on terms favorable to us or at all.

Historically, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  There were no amounts owing to the Company’s directors at June 30, 2009, and during the period ended June 30, 2009, our directors did not advance any funds to the Company.

LIQUIDITY

Liquidity and Capital Resources
	Six months ended June 30,
	2009	2008
Net cash used in operating activities	$(161,616)	$(334,832)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	173,522	275,000

General

Overall, we had positive cash flows of $11,906 for the six months ended June 30, 2009, resulting from $161,616 used in our operating activities and $173,522 provided by our financing activities.  No cash was provided by investing activities during the six months ended June 30, 2009.  For the six months ended June 30, 2008, we had negative cash flows of $59,832.  The increase in cash flows for the six-month period ended June 30, 2009, over the same period in 2008 reflects a $173,216 decrease in cash used for operating activities which is offset by a $101,478 decrease in cash provided by financing activities during the interim period in 2009 compared to the respective amounts during the same period in 2008.

Cash Used in Our Operating Activities

For the six-month period ended June 30, 2009, net cash used in our operating activities was $161,616, a decrease of $173,216 from the same period in 2008.  This decrease was due largely to the $190,380 decrease in our net loss for the interim period in 2009 over the interim period in 2008, which resulted primarily from the smaller amounts expended for our decreased mineral exploration activity on our Detrital Wash Property and the reduction in professional fees expense from the first quarter of 2008 to the first quarter of 2009.  The effect of the smaller net loss for the interim period in 2009 on our cash flows from operating activities was offset partially by other variables, most notably an decrease in accounts payable and accrued expenses during the first half of 2009 versus an increase in accounts payable and accrued expenses during the first half of 2008 and a decrease in a shareholder deposit.  The decrease in accounts payable and accrued expenses was due to our use of proceeds from our December 2008 line of credit to pay certain outstanding operating expenses.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $173,522 during the six-month period ended June 30, 2009, was comprised of $170,000 cash provided by proceeds from a short-term line of credit we obtained in first quarter of 2009, along with $3,522 recognized in connection with the sale of our common stock upon exercise common stock warrants.  See “– GENERAL – Financing” and “UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”  This reflects a decrease of $101,478 as compared to net cash provided by financing activities during the six months ended June 30, 2008.  Net cash provided by financing activities during the first six months of 2008 resulted from borrowed under a line of credit obtained by the Company in December 2007.

Internal Sources of Liquidity

For the six-month period ended June 30, 2009, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

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

On December 1, 2008, we obtained a $200,000 short-term line of credit from KRFH.  During December 2008, we borrowed $30,000 under this line of credit.  We borrowed the remaining $170,000 under this line of credit during the first quarter of 2009 to fund our operating and compliance costs for the quarter.  See “– GENERAL – Financing.”  We have also used these proceeds to fund our operating costs for the second quarter of 2009.  We intend to use the remaining amount of these funds to fund a portion of our operating and compliance costs for the third quarter of 2009.

During the three months ended June 30, 2009, we recognized $375 in capital from the sale of our restricted common stock upon exercise of common stock warrants, which was previously classified in our financial statements as shareholder deposits until the stock certificates were issued to the shareholder in January 2009.  See “– GENERAL – Financing” and UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”

Because we presently do not have sufficient revenues to fund our current operating and compliance costs or to fund our repayment of our debt obligations, we will need to raise other funds in the third quarter of 2009 through debt and equity financings.  We can provide no assurance that we will be able to raise the necessary funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations in the second quarter of 2009, and does not expect that it will in the third quarter of 2009, except that significant increases in fuel and energy prices could materially and adversely impact the Company by increasing costs for our planned future exploration activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2009.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls that occurred during the three month period ended June 30, 2009, that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

During the second quarter of 2009, the Company received a notice of balance due from the Internal Revenue Service (IRS), dated June 8, 2009, demanding payment in the amount of $15,125 for unpaid taxes, penalty and interest.  The unpaid taxes consist of payroll taxes which were not remitted by a former officer of the Company for the tax period of September 30, 2006.  The outstanding liability includes $8,811 in unpaid taxes, $4,273 in penalty and $2,041 in interest.  As of the date of this Report, we have reviewed the matter and concluded that the owed amounts have been properly calculated, and determined that an offer in compromise, and if unsuccessful, an installment agreement should be entered into with the IRS.  While that process has begun, it has not yet concluded at this time.  Consequently, it is not known whether the Company will be required to pay the whole amount, and whether any payment will be in intallments or lump sum.  In either event, until the whole amount is paid, interest will continue to accrue on the debt at the statutory rate.  We plan to submit the offer in compromise as soon as we have completed and compiled the necessary documentation.

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  Except as described above, at June 30, 2009, we know of no other current or threatened legal proceedings involving us or our properties reportable under this Item 1.

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

We have no reserves, no mining operations and no mineral related income, and therefore, we are continually dependent on the availability of debt and equity financing to fund our operations.

Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced.  We have not established that such reserves exist on our properties, and unless and until we do so, we will not have any income from our mineral operations.  As a result, we are dependent on equity or debt financing to fund our operations.  Our current funds will be exhausted during the third quarter of 2009 if we do not raise additional capital.  We cannot guarantee that we will be able to raise the necessary funds on terms that are favorable to us or at all.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.  Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry.  Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management’s lack of experience in the mining industry.  We have aligned our Company with reputable, knowledgeable experts in the mining industry to overcome this lack of experience and expertise.  However, this may not fully compensate for our directors’ and officers’ lack of experience and expertise in the mining industry.

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

Our directors and executive officers own, directly or indirectly, a significant amount of our voting capital common stock, and accordingly, can exert considerable influence over us.  As of July 31, 2009, our directors and executive officers beneficially owned common stock which would equal in the aggregate approximately 21.91% of the voting power of our outstanding common stock.  As a result, these stockholders are potentially able to significantly influence the decision on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2009, the Company issued 250,000 shares of common stock upon the exercise of common stock warrants. The proceeds from this sale, which were received by the Company during the fourth quarter of 2008, were previously classified as a shareholder deposit.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  We did not make any other sales of unregistered equity securities during the three-month period ended June 30, 2009.

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

INTERNATIONAL STAR, INC.

Date: August 18, 2009	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

Date: August 18, 2009	By:	/s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Secretary, Treasurer/Chief
Financial Officer and Director