Form 10-K/A
period 2008-12-31
INTERNATIONAL STAR INC
filed 2009-09-30
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K /A
(Amendment No. 1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ______ to ______

Commission File Number:  000-28861

INTERNATIONAL STAR, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	86-0876846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Marshall Street, Shreveport, LA	71101
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”) solely to add management’s definitive conclusion regarding the effectiveness of our internal control over financial reporting under Item 9A and to add reference in the report of our auditor to our consolidated balance sheet as of December 31, 2007, which was inadvertently omitted from the Annual Report.

For convenience and ease of reference, we are filing the amended Annual Report in its entirety.  Except as stated herein, no other changes to the Annual Report have been made.  This Amendment No. 1 does not reflect events occurring after the filing of the Annual Report or modify or update the disclosures therein in any way other than as described above.  Also, the revisions contained in this Amendment No. 1 do not include the restatement of any financial information previously reported in our Annual Report filed with the Commission on March 31, 2009.

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

As a result of the material weaknesses in our internal control over financial reporting described herein, we have concluded that our internal control over financial reporting is not effective as of December 31, 2008. However, notwithstanding these inherent internal control weaknesses due to our small size, management believes that the Company’s limited resources and general lack of extensive or complex business transactions partially mitigates the risk posed by these weaknesses.  Management also believes that the Company’s records as of December 31, 2008, fairly and accurately reflect the Company’s transactions and dispositions of assets as necessary to permit the preparation of financial statements in conformity with U.S. generally accepted accounting principles and that our receipts and expenditures have been made only with proper authorization.

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

INTERNATIONAL STAR, INC.

Date: September 30 , 2009	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling M. Redfern	President and Director (Principal	September 30 , 2009
Sterling M. Redfern	Executive Officer)

/s/ Virginia K. Shehee	Chairman of the Board of Directors	September 30 , 2009
Virginia K. Shehee
/s/ Jacqulyn B. Wine	Secretary, Treasurer/Chief Financial Officer	September 30 , 2009
Jacqulyn B. Wine	and Director (Principal Financial Officer and Principal Accounting Officer)

Board of Directors
International Star, Inc. and Subsidiaries
Shreveport, Louisiana

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet s of International Star, Inc. and Subsidiaries (an Exploration Stage Company) as of December 31, 2008 and 2007,  and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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