Form 10-Q
period 2009-09-30
INTERNATIONAL STAR INC
filed 2009-11-16
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2009, there were 281,762,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2009

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2008.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of September 30, 2009, and its results of operations and its cash flows for the three-month and nine-month periods ended September 30, 2009.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)

ASSETS	September 30,	December 31,
	2009	2008
Current Assets:
Cash	$3,781	$8,889
Prepaid expenses	--	11,388
Total Current Assets	3,781	20,277

Property and Equipment (Net of accumulated depreciation)	522	9,136

Total Assets	$4,303	$29,413

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$365,448	$366,847
Accrued expenses	77,685	22,590
Note payable – Related party	200,000	30,000
Shareholder deposits	375	7,500
Total Current Liabilities	643,509	426,937

Long Term Note Payable – Related Party	500,000	500,000

Total Liabilities	1,143,509	926,937

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
281,762,274 and 279,262,274 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	281,762	279,262
Capital in excess of par value	4,431,009	4,429,759
Deficit accumulated during the exploration stage	(5,851,977)	(5,606,546)
Total Stockholders’ Deficiency	(1,139,206)	(897,525)

Total Liabilities and Stockholders’ Deficiency	$4,303	$29,413

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,		January 1, 2004 (date of inception of exploration stage) to September 30, 2009
	2009	2008	2009	2008

Revenue:
Total Revenue	$--	$--	$--	$--	$--

Expenses:
Mineral exploration costs	1,235	37,866	44,765	230,611	883,403
Professional fees	55,401	40,958	97,793	137,624	738,001
Compensation & management fees	11,303	10,500	34,620	30,688	1,446,355
Depreciation & amortization	69	850	213	1,700	14,885
General & administrative	2,556	12,222	30,455	48,174	489,303
Total Operating Expenses	70,564	102,396	207,846	448,797	3,571,947

Net (Loss) from Operations	$(70,564)	$(102,396)	$(207,846)	$(448,797)	$(3,571,947)

Other Income and Expenses:
Interest income	$--	$--	$--	$327	$2,939
Other income	--	--	3,522	--	3,522
Interest expense	(12,603)	(5,343)	(33,155)	(15,201)	(112,557)
Other expense	--	--	(50)	--	(50)
Loss on disposal of assets	--	--	(7,902)	--	(20,531)
Loss on divestiture of subsidiary	--	--	--	--	(99,472)
Total Other Income (Expense)	(12,603)	(5,343)	(37,585)	(14,874)	(226,149)

Net (Loss)	$(83,167)	$(107,739)	$(245,431)	$(463,671)	$(3,798,096)

Weighted Average Shares
Common Stock Outstanding	281,762,274	276,595,607	280,549,774	275,162,274

Net Loss Per Common Share
(Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

September 30, 2009

	Nine Months Ended September 30,		January 1, 2004 (date of inception of exploration stage) to September 30,
	2009	2008	2009
Cash flows from operating activities:
Net (loss)	$(245,431)	$(463,671)	$(3,798,096)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	213	2,550	14,886
Loss on disposal of assets	8,401	--	21,030
Loss on divestiture of subsidiary	--	--	99,472
Common stock issued for services	--	4,000	211,500
Changes in operating assets and liabilities:
Prepaid expenses	11,388	--	79,795
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payables and accrued expenses	53,697	49,447	394,565
Net cash used in operating activities	(171,732)	(407,674)	(2,817,562)

Cash flows from investing activities:
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(29,355)

Cash flows from financing activities:
Shareholder deposits	(3,375)	--	4,125
Repayments of long term borrowings	--	--	(25,000)
Proceeds from long term borrowings	170,000	275,000	725,000
Proceeds from sale of common stock	--	50,000	1,782,426
Net cash provided by financing activities	166,625	325,000	2,486,551

Net increase (decrease) in cash and cash equivalents	(5,107)	(82,674)	(360,366)
Cash and cash equivalents, beginning of period	8,889	96,141	364,146

Cash and cash equivalents, end of period	$3,781	$13,467	$3,781

Supplemental non-cash financing activities:
Common stock issued for shareholder deposits made in prior year	$3,750		$3,750

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

A.  BASIS OF PRESENTATION

The interim financial statements of International Star, Inc. and subsidiaries (the “Company”) for the three and nine months ended September 30, 2009 and 2008, are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2009, and the results of its operations and cash flows for the three and nine months ended September 30, 2009.

The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results for a full year period.

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

  3.  Dividend Policy

The Company did not declare or pay any dividends during the quarters ended September 30, 2009 and 2008.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

  5.  Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS No. 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.  At September 30, 2009, the Company had no common equivalent shares of stock outstanding.

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

During the three months ended September 30, 2009, the Company did not issue any shares of common stock.  There were 500,000 outstanding stock warrants and no outstanding stock options at September 30, 2009.

E.  LONG TERM NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by or having an interest in now or in the future in the Detrital Wash and Wikieup properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At September 30, 2009, the Company had borrowed $500,000 under the terms of this loan agreement.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2010.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 1, 2008.  Under terms of the agreement, the Company has an available credit line of $200,000 with interest accruing at 10% per annum.  At September 30, 2009, the Company had borrowed $200,000 under the terms of this loan agreement.

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

Our management has developed a long-term strategy for generating revenues from our mineral properties, with a short-term focus on obtaining additional working capital through equity or debt funding until such operating revenues can be generated.  We will need to raise additional equity or debt financing to fund our operating costs and our planned mineral exploration work and to service our current debt obligations unless and until we are able to generate substantial revenues from our mineral properties.  We do not anticipate generating any revenue from our mineral properties during the fourth quarter of 2009.

Our current funds have been substantially depleted.  We are pursuing additional financing to fund our operating costs and exploration work and to service our debt obligations for the remainder of 2009 and into 2010.  If we do not obtain substantial additional financing, we may not have sufficient capital to continue operating as a public company or at all beyond the fourth quarter of 2009.

We will continue to consider and pursue available and feasible options to raise additional capital to fund our operating costs and to continue work on establishing the existence of mineral reserves within our properties to enable us to seek feasible revenue generating opportunities.  However, we cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

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

We are aware that third parties have previously staked placer and lode claims over a portion of our lode claims in our Detrital Wash property (described below).  We have investigated the matter and considered potentially available options to assert our rights with respect to these properties.  As of this Report, we do not believe there are currently any valid claims conflicting with our existing claims in this area.  We plan to continue to monitor for and investigate any claims that appear to conflict with our Detrital Wash lode claims.  We believe our lode claims are properly located and that we have valid and superior legal interest in these properties over any subsequent claim holders.

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

Our Detrital Wash Property presently consists of approximately 140 lode claims located in the Black Mountains and along the western front of the White Hills in the Detrital Wash area in northwestern Arizona.  We have recorded 75  claims with the BLM and Mohave County.  Based on the presence of gold and silver producing mines in the Black Mountains and the White Hills and the data we have collected, we believe deposits of precious and base metals may exist within the Detrital Wash Property.  We cannot assure that we will discover such deposits or that, if such deposits are discovered, we will be able to commercially produce such mineral deposits.

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

During the third quarter of 2009, our Chairman, on behalf of the Company, paid a total of $10,500 in annual maintenance fees to the BLM for the 75 lode claims in the Detrital Wash Property that we filed earlier this year.  We have agreed to reimburse our Chairman for this payment.

Operations

During 2008, we increased our lode claim holdings in the Detrital Wash area by adding new lode claims and converting placer claims to lode claims where mineralization occurs in the bedrock.  Based on our conclusion that our placer claims in the area did not contain placer deposits, we released all of our placer claim holdings in the Detrital Wash area upon their expiration as of August 31, 2008.  During the second quarter of 2009, we released the majority of our unfiled lode claims in order to focus on the areas that we believe, based on the assessments of our geologists, hold the most significant potential for mineral reserves.  In addition, we located approximately 35 new lode claims in our primary areas of interest during the second quarter of 2009.  During the third quarter of 2009, we located approximately 30 additional new lode claims in the Detrital Wash area.  Our geologists are currently evaluating the mineralization in these unfiled claims.  Subject to available funding and the assessment of our geologists, we plan to record those claims which show significant potential for mineral reserves.

During 2008, our geology and mining engineer consultants developed a program of testing geological samples from our Detrital Wash Property for mineralization and mapping the existing geology.  Assay results from the initial phase of this program support historical records obtained by the Company in 2008 of significant copper and molybdenum mineralization in both the Black Mountains and Northern White Hills areas of the Detrital region.  Based on these results, our consultants developed a plan for additional phases of our exploration program to further assess under industry standards the mineral potential of our properties.  In March 2009, we submitted over 200 additional mineral samples for assays of copper, molybdenum, silver and gold.  The results of these assays confirm the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  These assays also show improved results in copper and molybdenum values from the Company’s 2008 sampling.  In August 2009, we submitted for assay additional samples that we collected following the March 2009 assays.  Our geologists have received and are currently evaluating the results of these latest assays.

During the fourth quarter of 2009, subject to available funding, we plan to complete the evaluation of the assays performed in August 2009 and to use the data to determine target areas for further exploration and any additional areas of interest.  We are pursuing funding to begin the drilling phase of our exploration program, and we plan to seek BLM approval for this drilling pending the assay evaluations and available funding.  We also plan to continue to pursue potential joint venture opportunities to bring the property to the production stage should sufficient reserves be established.  See “– GENERAL – Plan of Operation.”  We cannot guarantee that we will be able to obtain the necessary funds to conduct our planned exploration activities.  See “– GENERAL – Going Concern.”

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

In the third quarter of 2009, our Chairman, on behalf of the Company, paid an aggregate of $5,880 in annual maintenance fees to the BLM for the Wikieup Property.  We have agreed to reimburse our Chairman for this payment.

Operations

Due to our limited financial resources, we do not currently have plans to engage in development activities on the Wikieup Property during 2009.  Should adequate financing become available in the future, management may implement an aggressive campaign to identify through accepted geological processes any mineralization occurring on our Wikeiup claims.

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

Our current management has engaged consultants who have developed an exploration plan involving various methods of geochemical and geophysical testing, in compliance with industry standards, to determine whether mineral reserves exist on our properties.  We have conducted mapping and sampling activities as part of this plan, including three phases of assaying collected geological samples.  We believe the assay results obtained thus far justify implementation of further phases of this exploration plan.  See “– GENERAL – Plan of Operation.”  However, further implementation of this plan is dependent our obtaining additional debt or equity financing.

We are currently pursuing options to obtain funding to continue exploration work on our properties and to fund our current and future operating and compliance costs.  As of this Report, we have not yet obtained the necessary level of funds to further implement our exploration program on our Detrital Wash Property or to fund our operating and compliance costs through and beyond the fourth quarter of 2009.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of September 30, 2009, our total assets are $4,303, consisting of $3,781 in cash and $522 in property and equipment, net of depreciation.  Our total assets at December 31, 2008, were $29,413, consisting of $8,889 in cash, $11,388 in prepaid expenses and $9,136 in property and equipment, net of depreciation.  The decrease in our total assets during the nine months ended September 30, 2009, is attributable to the reduction in our cash due to the use of the proceeds we borrowed from a line of credit obtained by the Company in December 2008 to pay our operating expenses during the interim period in 2009 and our lack of substantial additional funds.  The decrease in prepaid expenses during the interim period in 2009 related to assays performed on mineral samples from our properties and the reduction in our property and equipment resulted from our sale and disposition of a trailer and all-terrain vehicles no longer used by the Company.

Our total liabilities as of September 30, 2009, are $1,143,509, an increase of $216,572 over total liabilities at December 31, 2008, of $926,937.  This increase is attributable largely to our borrowing an additional $170,000 under a line of credit to fund our exploration activities and general operating and compliance costs during the period, along with a $54,735 increase in our accrued expenses resulting mostly from additional interest accrued on our two lines of credit obtained in December 2007 and December 2008, respectively, which we have been unable to pay due to a lack of funds.  This increase was offset in part by a reduction in shareholder deposits upon our issuance of shares of our common stock for stock warrants that were exercised during the fourth quarter of 2008.  See Footnote E in the Notes to the Consolidated Financial Statements and “– GENERAL – Financing” for more information about our lines of credit.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

Net Loss.  Our net loss for the nine months ended September 30, 2009, was $245,431, compared to a net loss of $463,671 during the nine months ended September 30, 2008, a decrease of 47.07%.  The significant decrease in our net loss for the first three quarters of 2009 over the first three quarters of 2008 was due primarily to substantially lower mineral exploration costs and professional fees during the first nine months of 2009 as compared to the same period in 2008, along with reductions in our depreciation and amortization expense and general and administrative expenses.  These decreases were partially offset by increases in our compensation and management fees and our interest expense during the first three quarters of 2009 over the first three quarters of 2008, and a one-time loss on the disposal of assets in 2009.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the nine-month period ended September 30, 2009, was $44,765, compared to $230,611 for the nine-month period ended September 30, 2008, a decrease of $185,846, or 80.59%.  This significant decrease resulted from the costs associated with the development and  implementation of our current exploration program for our Detrital Wash mining claims during the first nine months of 2008 and the comparative reduction in exploration activity during the first nine months of 2009, which was mostly limited to assaying of previously collected mineral samples from our Detrital Wash Property, collecting and assaying additional mineral samples from our Detrital Wash Property, evaluating assay results, filing a portion of our mining claims and staking additional mining claims.

Professional Fees Expense.  Professional fees expense for the first nine months of 2009 decreased over the same period in 2008 by $39,831, or 28.94%, to $97,793, compared to $137,624 during the first nine months of 2008.  This decrease resulted from reduced consultant fees related to the decrease in our exploration activity, the mutual termination of our consulting agreement with our financial consultant during the summer of 2008 due to his acceptance of employment with one of our major shareholders, and smaller legal expenses during the first three quarters of 2009 as compared to the first three quarters of 2008.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the first three quarters of 2009 increased by $3,932, or 12.81%, from $30,688 during the first three quarters of 2008 to $34,620 during the first three quarters of 2009.  This increase was due primarily to our payment in January 2009 of accrued compensation to our president from the fourth quarter of 2008, and in part to the renegotiation of our employment agreement with our president on April 1, 2008.  Under the April 1, 2008 agreement, our president receives a salary of $3,500 per month.  Prior to April 1, 2008, our president received a salary of $2,700 per month along with 100,000 shares of common stock per month.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased 87.47% from $1,700 during the first nine months of 2008 to $213 during the first nine months of 2009.  This decrease resulted from our sale and disposal of a trailer and all-terrain vehicles no longer in use by the Company during the first quarter of 2009, for which we took a one-time loss of $7,902.

General and Administrative Costs Expense.  Our general and administrative costs decreased by $17,719, or 36.78%, to $30,455 during the nine-month period ended September 30, 2009, compared to $48,174 during the nine-month period ended September 30, 2008.  The decrease in general and administrative expense is attributable primarily to the reduction in exploration activity on our Detrital Wash Property during the first three quarters of 2009 as compared the same period in 2008, when we were developing and implementing the initial stages of our current exploration program, and to reduced operating activity during the second and third quarters of 2009 due to our limited funds.

Interest Income.  We did not have any interest income during the nine-month period ended September 30, 2009, compared to $327 during the same period in 2008.

Other Income.  During the nine-month period ended September 30, 2009, we recognized $3,522 in other income, which consists of a refund received from the Internal Revenue Service for an overpayment of payroll taxes for a prior period.  We did not have any other income during the nine-month period ended September 30, 2008.

Interest Expense.  During the first three quarters of 2009, we incurred interest expense of $33,155 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  See “– GENERAL – Financing” and Footnote E in the Notes to the Consolidated Financial Statements.  Our quarterly interest expense for the first three quarters of 2008, which was attributable to the December 2007 line of credit, was $15,201.

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

Net Loss.  Our net loss for the quarter ended September 30, 2009, was $83,167, compared to a net loss of $107,739 during the quarter ended September 30, 2008, a decrease of 22.81%.  The decrease in our net loss for the third quarter of 2009 over the third quarter of 2008 was due primarily to substantially lower mineral exploration costs, general and administrative expenses and depreciation and amortization expense during the third quarter of 2009 as compared to the same period in 2008.  These decreases were partially offset by increases in professional fees, compensation and management fees and interest expense.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the three-month period ended September 30, 2009, was $1,235, compared to $37,866 for the three-month period ended September 30, 2008, a decrease of $36,631, or 96.74%.  This significant decrease resulted from reduced exploration activity on our Detrital Wash Property during the third quarter of 2009 as compared to the third quarter of 2008 due to our current lack of funds.  This decrease also reflects the fact that our Chairman paid the annual maintenance fees for our mining claims during the third quarter of 2009, for which we have agreed to reimburse the Chairman.

Professional Fees Expense.  Professional fees expense for the third quarter of 2009 increased over the same period in 2008 by $14,443, or 35.26%, to $55,401, compared to $40,958 during the second quarter of 2008.  This increase is attributable to accounting, legal and consultant fee expenses incurred during the third quarter of 2009 related to our regulatory compliance and our exploration activity in 2009.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the third quarter of 2009 increased by $803, or 7.65%, from $10,500 during the third quarter of 2008 to $11,303 during the third quarter of 2009.  This increase was due to an additional payroll tax payment that was inadvertently made during the third quarter of 2009, which subsequently has been applied toward the balance owed to the IRS for certain unpaid 2006 payroll taxes.  See “LEGAL PROCEEDINGS.”

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased over 91% from $850 during the third quarter of 2008 to $69 during the third quarter of 2009.  This decrease resulted from our sale and disposal of a trailer and all-terrain vehicles no longer in use by the Company during the first quarter of 2009.

General and Administrative Costs Expense.  Our general and administrative costs decreased by $9,666, or 79.09%, to $2,556 during the quarter ended September 30, 2009, compared to $12,222 during the quarter ended September 30, 2008.  The decrease in general and administrative expense is attributable primarily to the reduction in exploration activity on our Detrital Wash Property during the third quarter of 2009 as compared the same period in 2008, when we were developing and implementing the initial stages of our current exploration program, and the reduction in general operating activity during the third quarter of 2009 due to our limited funds.

Interest Income and Other Income.  We did not have any interest income or other income during the three-month period ended September 30, 2009, or during the same period in 2008.

Interest Expense.  During the third quarter of 2009, we incurred interest expense of $12,603 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  See “– GENERAL – Financing” and Footnote E in the Notes to the Consolidated Financial Statements.  Our interest expense for the third quarter of 2008, which was attributable to the December 2007 line of credit, was $5,343.

Plan of Operation

General

During the fourth quarter of 2009, we are pursuing additional financing and potential joint venture opportunities to fund further exploration work in the Detrital Wash Property toward the establishment of precious and base metal reserves and assessment of the commercial viability of mineral extraction from potential deposits on these properties.  Our future planned exploration activity and any potential mineral extraction is dependent on our obtaining sufficient capital resources to continue such work.  We are currently seeking additional debt financing to fund our immediate and short-term operating expenses and exploration work.  We believe the results we have obtained thus far from our exploration program indicating mineralization in our Detrital Wash Property enable us to also seek potential joint venture opportunities or investment by a larger resource mining company or investor to provide additional capital and to assist us in further exploration work and any potential mineral extraction.  If we are unsuccessful in our efforts to obtain short-term debt financing or to attract and consummate a joint venture, we may pursue further funding from equity investors.  However, we will continue to consider all available financing options as well as any opportunities that may arise to sell or lease our interest in our properties that we believe would be favorable to our shareholders.

If we are able to raise sufficient funding during the fourth quarter of 2009, we plan to complete the evaluation of assays performed during the third quarter of 2009 on recent samples taken from the Detrital Wash area and to seek approval from the BLM to initiate the drilling phase of our exploration program.  We may also stake additional claims where the potential for significant mineralization is discovered near our Detrital Wash Property.  We believe we will need to raise approximately $150,000 to complete the assay evaluations, to substantially undertake the drilling phase of the project and to fund our short-term operating costs.  We also intend to continue to pursue potential joint venture or other opportunities to commercially exploit our mineral holdings should sufficient mineral reserves be established within our Detrital Wash Property.  See “PROPERTIES – Detrital Wash, Mohave County, Arizona Property.”

We do not presently plan to conduct development activities on the Wikieup Property during 2009.  Should adequate financial resources become available in the future, we may aggressively pursue a program to identify any mineralization occurring on the Wikieup Property.  See “PROPERTIES – Wikieup, Arizona Property.”

Due to our limited financial resources, we do not anticipate any purchase or sale of property, plant, or other significant equipment, and we do not expect any significant changes in the number of our employees.  However, employees, consultants and expertise will be added to the Company as management deems necessary and when financing permits.  Subject to available funding, we intend to lease the equipment necessary to undertake our planned drilling activities.

Exploration Program

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

The assays report that copper values of the rock samples collected range from 25 parts per million (ppm) to 6.10% copper (10,000 ppm equals one percent).  A value of 20 ppm (or 0.002%) or higher is generally considered to be of potential value for exploration purposes.  There were thirteen samples above 1.0% copper, seventeen samples with values between 0.10% and 0.99% copper, and one soil sample at 0.081% copper.  The remainder of the rock and soil samples ranged from 25 ppm to 599 ppm copper.  The molybdenum values from rock and soil samples range from nine samples below detection limit of 1 ppm to 906 ppm molybdenum.  Anomalous silver, lead and arsenic are also present in these samples.

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

Our consultants have plotted, contoured and evaluated the Mountain States and Skyline assay results data, along with historical results consisting of soil and rock geochem data plotted by previous exploration companies working the same property, to determine the appropriate drilling locations during our next phase of the exploration program.  We have also staked additional lode claims on areas of further interest as indicated by the March 2009 Skyline assay results.

After receiving the March 2009 Skylike assay values, we conducted an aggressive follow-up program of soil, rock chip and channel sampling to test the extent and grade of any mineralization associated with the high value samples.  In August 2009, we submitted samples collected from this follow-up program to Skyline to be analyzed with the same procedures as the previous Skyline assays.  As of this Report, our geologists have received and are evaluating the results of these most recent assays.  Based on our geologists’ evaluation and subject to available funding, we plan to record our staked claims that show significant potential for the existence of reserves and to stake claims to any additional areas of interest where evidence of significant mineral potential is discovered near our Detrital Wash Property.  We also plan to use this data to determine appropriate drilling locations for further exploration.

Following completion of the evaluation of this third round of assays, we intend to seek approval from the BLM to begin drilling on areas of significant mineralization as shown by the assay results.  We plan to submit the additional drilled samples for assay and further evaluate our holdings based on the results of these assays.  If we are able to obtain the necessary financing to substantially begin our drilling work, we anticipate such activities could commence as early as December 2009, subject to BLM approval.  We believe the drilling results will give us sufficient data, along with our existing data, to reasonably assess the value of our properties.  However, we may conduct additional testing as necessary and as funding permits to make an appropriate assessment.

Based on this data, management intends to further pursue means to exploit any mineral reserves which may be established to exist within our properties through a joint venture with a larger resource company to develop the property to the production stage or by selling or leasing our interest in the property.  Depending on the Company’s then available capital resources, management may also consider commencing mining operations.

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

As of September 30, 2009, we have borrowed the full $200,000 available under this line of credit.  We have not made any payments of principal or interest toward this line of credit as of September 30, 2009.

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

During first and second quarters of 2009, we recognized $3,750 in capital from the sale of shares of our restricted common stock upon exercise of stock warrants issued during 2008.  These funds were received by the Company in October 2008, but the funds were classified for accounting purposes as shareholder deposits until the stock certificates representing these shares were issued to the shareholders in 2009.  We believe these issuances were exempt from registration under Rule 506 of Regulation D under Section 4(2) of the Securities Act.  We did not secure any additional funding through the issuance of our common stock during the third quarter of 2009.

Historically, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  During the period ended September 30, 2009, our Chairman of the Board paid certain corporate filing fees and annual maintenance fees on our mining claims on behalf of the Company in an aggregate amount of $17,130.  We have agreed to reimburse the Chairman for these advanced funds.  As of this Report, we have not made any reimbursement payments to the Chairman for the advanced funds.

We have used the amounts borrowed from the short-term line of credit obtained in December 2008, the proceeds from the exercises of our stock warrants and the funds advanced by our Chairman to fund our operating and compliance costs during the first three quarters of 2009.  We plan to use our remaining funds from these sources to partially fund our operating and compliance costs during the fourth quarter of 2009.  However, as of this Report, we do not have sufficient funds to satisfy our current obligations.  We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs, and we do not anticipate achieving any revenues through the fourth quarter of 2009. We must raise additional funds through debt or equity financings to continue our operations through and beyond the fourth quarter of 2009.  Additionally, because it is unlikely we will achieve sufficient revenues for the repayment of the short-term line of credit, we will be required to issue shares of our common stock to KRFH unless we can raise the necessary funds through further debt or equity financings.  We can provide no assurance that we will be able to raise the funds necessary for the repayment of the line of credit and for our continued operations on terms favorable to us or at all.

LIQUIDITY

Liquidity and Capital Resources

	Nine months ended Sep. 30,
	2009	2008
Net cash used in operating activities	$(171,732)	$(407,674)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	166,625	325,000

General

Overall, we had negative cash flows of $5,107 for the nine months ended September 30, 2009, resulting from $171,732 used in our operating activities and $166,625 provided by our financing activities.  No cash was provided by investing activities during the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, we had negative cash flows of $82,674.  The much smaller decrease in cash flows for the nine-month period ended September 30, 2009, compared to the same period in 2008 reflects $235,932 less cash used for operating activities, offset in part by $158,375 less cash provided by financing activities, during the interim period in 2009 compared to the respective amounts during the same period in 2008.

Cash Used in Our Operating Activities

For the nine-month period ended September 30, 2009, net cash used in our operating activities was $171,732, a decrease of $235,932 from the same period in 2008.  This decrease was due largely to the $218,240 decrease in our net loss for the interim period in 2009 over the interim period in 2008, which resulted primarily from the smaller amounts expended for our decreased mineral exploration activity on our Detrital Wash Property and the reduction in professional fees expense for the first three quarters of 2009 compared to the first three quarters of 2008.  The loss on our sale and disposal of our trailer and all-terrain vehicles and the decrease in prepaid expenses related to our assays also contributed to the reduction in cash used for operating expenses during the interim period in 2009 versus the same period in 2008.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $166,625 during the nine-month period ended September 30, 2009, was comprised of $170,000 cash provided by proceeds from a short-term line of credit we obtained in first quarter of 2009, less $3,375 in shareholder deposits that we refunded to shareholders for overpayments in connection with their exercise of common stock warrants.  See Footnote D in the Notes to the Consolidated Financial Statements.  This reflects a decrease of $158,375 as compared to net cash provided by financing activities during the nine months ended September 30, 2008.  Net cash provided by financing activities during the first nine months of 2008 resulted from funds borrowed under a line of credit obtained by the Company in December 2007 and proceeds from the sale of our common stock and common stock warrants.

Internal Sources of Liquidity

For the nine-month period ended September 30, 2009, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

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

On December 1, 2008, we obtained a $200,000 short-term line of credit from KRFH.  During December 2008, we borrowed $30,000 under this line of credit.  We borrowed the remaining $170,000 under this line of credit during the first quarter of 2009.  See “– GENERAL – Financing.”  During the first and second quarters of 2009, we recognized a total of $3,750 in capital from the sale of our restricted common stock upon exercise of common stock warrants in 2008, which was previously classified in our financial statements as shareholder deposits until the stock certificates were issued to the shareholders in 2009.  During the third quarter of 2009, our Chairman also paid certain expenses totaling $17,130 as an advance to the Company.  See “– GENERAL – Financing.”

We have used these equity proceeds and the borrowed and advanced funds to pay our operating and compliance costs for the first three quarters of 2009.  We intend to use the remaining amount of these funds to fund a portion of our operating and compliance costs for the fourth quarter of 2009.  However, because we presently do not have sufficient cash reserves or revenues to fund our current operating and compliance costs or to fund our repayment of our debt obligations, we will need to raise other funds in the fourth quarter of 2009 through debt or equity financings.  We can provide no assurance that we will be able to raise the necessary funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations in the third quarter of 2009, and does not expect that it will in the fourth quarter of 2009, except that significant increases in fuel and energy prices could materially and adversely impact the Company by increasing costs for our planned future exploration activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2009.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

(b)  Internal Control over Financial Reporting

There was no change in our internal control that occurred during the three-month period ended September 30, 2009, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the second quarter of 2009, the Company received a notice of balance due from the Internal Revenue Service (IRS), dated June 8, 2009, demanding payment in the amount of $15,125 for unpaid taxes, penalty and interest.  The outstanding liability included $8,811 in unpaid taxes, $4,273 in penalty and $2,041 in interest.  The unpaid taxes consist of payroll taxes which were not remitted by a former officer of the Company for the tax period of September 30, 2006.  We reviewed the matter and concluded that the taxes owed have been properly calculated.  We have contacted the IRS in attempt to resolve the outstanding balance and have been granted a temporary suspension from the accrual of penalty and interest on the debt.  As of the date of this Report, we are currently awaiting a response from the IRS regarding our request to resolve the matter.  The total outstanding liability as of the most recent statement received from the IRS, dated October 12, 2009, is $15,229.  Because the matter remains unresolved, it is not known whether the Company will be required to pay the whole amount, and whether any payment will be in intallments or lump sum.  If we are unable to resolve the outstanding balance during the temporary suspension period, interest will likely resume accruing on the debt at the statutory rate.

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  Except as described above, at September 30, 2009, we know of no other current or threatened legal proceedings involving us or our properties reportable under this Item 1.

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

Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced.  We have not established that such reserves exist on our properties, and unless and until we do so, we will not have any income from our mineral operations.  As a result, we are dependent on equity or debt financing to fund our operations.  Our current funds will be exhausted during the fourth quarter of 2009 if we do not raise additional capital.  We cannot guarantee that we will be able to raise the necessary funds on terms that are favorable to us or at all.

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

Our directors and executive officers own, directly or indirectly, a significant amount of our voting capital common stock, and accordingly, can exert considerable influence over us.  As of October 31, 2009, our directors and executive officers beneficially owned common stock which would equal in the aggregate approximately 21.66% of the voting power of our outstanding common stock.  As a result, these stockholders are potentially able to significantly influence the decision on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.

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

INTERNATIONAL STAR, INC.

Date: November 16, 2009	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

Date: November 16, 2009	By:	/s/ Jacqulyn B. Wine
Jacqulyn B. Wine Secretary, Treasurer/Chief Financial Officer and Director