Form 10-K
period 2009-12-31
INTERNATIONAL STAR INC
filed 2010-04-15
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
Fiscal Year Ended December 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
Transition period from _________ to _________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No

Based on the closing sale price of $0.010 on June 30, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,202,780.

As of March 22, 2009, there were 282,012,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2009

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

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These risks and uncertainties include, but are not limited to, factors described elsewhere in this Annual Report on Form 10-K and the following:

●	changes in consumer spending patterns and general economic, business and social conditions in the United States and the areas we do business;

●	changes in market prices of precious and base metals;

●	the impact of changes in the conditions and regulation of financial markets and public companies;

●	the availability and cost of debt and equity financing;

●	the availability and reliability of qualified geology, mining and other industry professionals;

●	the impact of competition from other mineral exploration and mining companies;

●	the financial condition of companies on which we rely for analysis of geological samples and of the suppliers and manufacturers from whom we source our equipment;

●	changes in the costs of interest rates, insurance, energy, fuel and other business utilities;

●	the costs of complying with changes in applicable environmental or land use laws or regulations;

●	the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care;

●	changes in tax laws;

●	threats or acts of terrorism or war; and

●	strikes, work stoppages or slow downs by unions affecting businesses which have an impact on our ability to conduct our own business operations.

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

We acquired our initial mineral properties in March 1998 through a 20-year mining property lease agreement for the rights to eight mineral claims located in the Detrital Wash area around mile marker 22 on Highway 93, Mohave County, Arizona, for the purpose of exploring for minerals and for the extraction, treatment, and sale of minerals found on the lands leased.  In July 2004, we acquired additional claims totaling approximately 20,000 acres adjacent to our original claims pursuant to an exploration rights agreement with the holders of the claims, some of whom were then directors or officers of the Company.  During our exploration, we have located other mineral claims in the area as mineralization has been discovered and as funding has permitted.  In August 2008, the Company eliminated its holdings in the original eight claims acquired in 1998 as well as the claims acquired in 2004 in accordance with the terms of the lease and exploration agreements.  We presently hold approximately 80 claims in the Detrital Wash area, and our current exploration activities are focused on these claims and surrounding areas of interest.

The Company holds 42 mining claims located in the Wikieup mining district, Mohave County, Arizona (collectively, the “Wikieup Property”), which we purchased in March 2001 along with the exclusive rights to an extraction process for the recovery of precious metals from the Wikieup Property that was developed by the previous claim owner.  We have not had the extraction process for the Wikieup Property verified by an independent source and have not engaged in any exploration activity on this property during the past three years due to limited financial resources.

The Company has in the past pursued additional business ventures outside of mineral exploration.  In October 2001, we formed a wholly owned subsidiary, Qwik Track, Inc., to engage in web-based information distribution services and to provide timely and accurate thoroughbred handicapping analytical data and statistical information to the international account wagering market.  Due to our limited finances and lack of funding, in 2003 we suspended indefinitely the further development of Qwik-Track, Inc.  In October 2002, we acquired Pita King Bakeries International, Inc. (“Pita King”), after which Pita King operated as our wholly-owned subsidiary engaged in the production and marketing of a variety of pita breads and chips.  However, we and the principals of Pita King mutually agreed to dissolve our business relationship effective January 1, 2004.  As a result of the dissolution agreement, Pita King is no longer affiliated with the Company.  Currently, our business is focused exclusively on mineral exploration and the development of our mineral properties, and our management has no present intention to pursue additional outside business ventures.

In January 2006, we entered into a joint venture agreement with Resolve Capital Funding Corporation, Inc. (“Resolve”) for the formation of Star-Resolve Detrital Wash, LLC to engage in the development and commercial exploitation of our Detrital Wash property.  Under the terms of the joint venture, we would contribute our mineral rights in the Detrital Wash property under a mining property lease and Resolve would contribute a specified amount of funding and manage the LLC, including providing access to its industry related contracts and its expertise in the commercial exploitation of mineral rights.  Although the LLC was formed, Resolve did not make the required cash contribution and remains in default under the joint venture agreement.  We have suspended further pursuit of the joint venture as well as efforts to obtain a resolution to Resolve’s breach of the joint venture agreement.

We developed our current mineral exploration program in 2008, through a geologist and a registered professional mining engineer, both whom were “qualified persons” under Canadian National Instrument (NI) 43-101 recognized industry standards, along with an additional geologist.  This exploration program is focused exclusively on our properties in the Detrital Wash area and consists of sampling, mapping, assaying and conducting geophysical exploration activities designed to gather and evaluate data under NI 43-101 industry standards and bring historical data on these properties up to current NI 43-101 standards for the purpose of determining whether mineable reserves exist on our Detrital Wash properties.  Since 2008, we have collected and assayed several phases of geological samples from the area and have mapped the geology and evaluated the assay results in light of historical mineral data for the area.  We have modified our claim holdings during 2008 and 2009 based on our evaluations of this data and as funding has permitted.  During 2010, subject to available funding, the Company plans to develop and conduct further phases of this exploration program to determine whether commercially extractable reserves exist on our Detrital Wash properties.  However, we cannot guarantee that we will be able to obtain the necessary funding to complete this program or, even if we obtain sufficient funding, that we will be able to establish the existence of such reverves or to commercially exploit any such reserves.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Plan of Operation.”

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

Although we have processed and tested mineralized materials showing evidence of precious and base metals mineralization on a testing basis in our Detrital Wash properties, our decision as to whether any of the mineral properties we now hold, or which we may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of our exploration program and independent feasibility analysis and the recommendation of engineers and geologists.  The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to:

●	the ability to obtain all required permits;

●	costs of bringing the property into production, including exploration and development or preparation of feasibility studies and construction of production facilities;

●	availability and costs of financing;

●	ongoing costs of production;

●	market prices for the metals to be produced; and

●	the existence of reserves or mineralization with economic grades of metals or minerals.

We cannot be certain that any of our properties contain commercially mineable mineral deposits, and no assurance can be given that we will ever generate a positive cash flow from production operations on such properties.

Regulation

Our exploration activities are subject to various federal, state and local laws and regulations governing such matters as:

●	prospecting;

●	development;

●	taxes;

●	labor standards;

●	waste disposal;

●	occupational safety and health;

●	protection of the environment;

●	reclamation of the environment; and

●	toxic substances.

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

Facilities

We own no production, laboratory, storage or facilities and rent space as appropriate when necessary.  Our executive offices are located at 1818 Marshall Street, Shreveport, Louisiana 71101.

Employees

As of December 31, 2009, we had no employees other than our executive officers, nor any plans to recruit employees within the next twelve months.  However, employees, consultants and expertise will be added to the Company as management deems necessary and when financing permits.

Competition

The business of mineral exploration is highly competitive, and tends to be dominated by a limited number of major mining companies.  Inasmuch as we have exclusive exploration rights to the properties that are the targets of our current exploration activities, we do not compete directly against any particular firm for sales or market share.  However, we may compete with other mineral resource exploration companies and prospectors for claim to areas of potential exploration interest to the Company.  In addition, many of the human and physical resources we may require, such as engineering professionals, managers, skilled equipment operators, and metallurgical and extractive processes and equipment, among others, are also sought by companies with substantially greater financial resources than we possess, which places us at a competitive disadvantage in obtaining such resources for our own use.  Accordingly, such competition may make our exploration activities more difficult than for a larger, more substantial company.

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

Risks Related to Our Business

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

Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced.  We have not established that such reserves exist on our properties, and unless and until we do so, we will not have any income from our mineral operations.  As a result, we are dependent on equity or debt financing to fund our operations.  We anticipate that our current funds will be exhausted during the second quarter of 2010 if we do not raise additional capital.  We cannot guarantee that we will be able to raise the necessary funds on terms that are favorable to us or at all to continue our operations for the current year.  If we are unable to raise additional capital before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.  Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry.  Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management’s lack of experience in the mining industry.  We have aligned our Company with reputable, knowledgeable experts in the mining industry to mitigate this lack of experience and expertise.  However, this may not fully compensate for our directors’ and officers’ lack of experience and expertise in the mining industry.

Undetected defects in our mining claims and competition for claims to areas of interest could have a material adverse effect on us.

Property rights uncertainties exist in the mining industry.  We believe that we have valid claims to our properties; however, defects in such claims could have a material adverse effect on us.  We have investigated our rights to explore, exploit and develop our various properties in manners consistent with industry practice, and to the best of our knowledge, those rights are in good standing.  However, we cannot assure that the rights to our properties will not be challenged or impugned by third parties or governmental agencies or that third parties have not staked claims, or will not in the future stake claims, on lands for which we believe we have valid existing claims.  In addition, we cannot assure that the properties in which we have an interest are not subject to prior unregistered agreements.  Any such undetected defects could cause us to lose our rights to the property or to incur substantial expense in defending our rights.

We are aware that third parties have previously staked placer and lode claims over a portion of our lode claims in our Detrital Wash property.  We have investigated the matter and considered potentially available options to assert our rights with respect to these properties.  As of this Report, we do not believe there are currently any valid claims conflicting with our existing claims in this area.  We plan to continue to monitor for and investigate any claims that appear to conflict with our Detrital Wash lode claims.  We believe our lode claims are properly located and that we have valid and superior legal interest in these properties over any subsequent claim holders.

Additionally, federal law limits the size of the area that is covered by a mining claim.  If we discover mineralization in an area that extends beyond our existing claims, we can only obtain a valid claim to such additional area if there are no valid existing claims to that area or if we are able to purchase or lease the rights to such claim by the claim holder.  Prospectors and mineral exploration companies often compete for the rights to mineral lands.  If a third party holds a valid claim to a nearby area that we believe has significant mineral reserve potential, the commercial value of our existing properties could be materially adversely affected if we are unable to secure rights to those additional claims, or we may be required to incur significant expense to obtain the rights to such claims.

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

Our directors and executive officers own, directly or indirectly, a significant amount of our voting capital common stock, and accordingly, can exert considerable influence over us.  As of March 1, 2010, our directors and executive officers beneficially owned common stock which would equal in the aggregate approximately 21.89% of the voting power of our outstanding common stock.  As a result, these stockholders are potentially able to significantly influence the decision on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.

If we are unable to retain our directors, executive officers and key consultants, our business, financial condition and results of operations could be harmed.

Because our two executive officers are our only employees, we are highly dependent upon their services.  Due to our small size, historical operating losses and limited financial resources, if we were to lose the services of any of our directors or executive officers, we may have difficulty attracting a new director or executive officer in their place.  Additionally, due to the nature of our business and our management’s lack of extensive experience and expertise in the mineral exploration industry, we are highly dependent on the services of our geologist and mining engineer consultants.  We compete with other mining and mineral exploration entities for their services, and we cannot assure that we will have the financial resources to retain or replace qualified personnel to conduct our mineral exploration activities.  The loss of the services of any of our directors, executive officers or consultants could have a material adverse effect on our operations and financial condition.

Risks Related to Owning Our Stock

We historically have not paid dividends on our common stock and may be unable to, or choose not to, do so in the future.

Historically, we have not paid dividends on our common stock.  Our ability to pay dividends depends on whether we have sufficient earnings to pay our debts as they become due in the usual course of business and whether our total assets are greater than our total liabilities plus any amount necessary to satisfy our obligations to any preferred stock holders of the Company upon a liquidation of the Company.  Due to our lack of proven mineral reserves and lack of operating income, we have been unable to pay to dividends on our common stock since our inception as an exploration stage company.  We cannot assure that we will be able to pay dividends on our common stock at any time in the future.  In addition, even if funds are available for dividend payments, our board of directors may determine that retaining the funds for internal uses, such as expansion of our operations, is a better strategy.  We have no current intention to pay dividends in the near future.  If we do not pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock.

Our stock trading volume may not provide adequate liquidity for investors, and the price of our common stock may fluctuate significantly.  This may make it difficult for you to resell our common stock when you want or at prices you find attractive.

Shares of our common stock are traded on the over-the-counter markets, including the OTC Bulletin Board and the Pink Sheets.  The average daily trading volume in our common stock is generally less than that of larger companies whose stocks are listed on an exchange and can often be sporadic and very limited.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Additionally, because our common stock is a “penny stock,” broker-dealers must comply with certain suitability, disclosure and other requirements in connection with transactions in our shares, which may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock.  See “MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS – Penny Stock.”  Given these requirements and the limited and sporadic trading of our common stock, holders of our common stock may be unable to make significant sales of the common stock in a brief period of time.  In addition, our common stock may be subject to significant price swings even when a relatively small number of shares are traded.  We cannot predict the volume or prices at which our common stock will trade in the future.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the value of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  The value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

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

The Detrital Wash Property is comprised solely of lode mining claims.  Prior to September 1, 2008, our Detrital Wash Property consisted of approximately 21,000 acres of land consisting primarily of placer mining claims we had obtained in part through a mineral lease with James R. Ardoin in 1998 and in part through a 2004 exploration rights agreement with a group of individuals including several former directors and officers of the Company.  Based on assessments by our geologist and mining engineer consultants in 2008, we determined that the mineralization of these placer claims was not sufficient to justify the costs to continue maintaining these claims.  Therefore, we terminated our lease agreement with Mr. Ardoin on August 29, 2008, pursuant to the terms of the agreement.  Additionally, following the termination of the lease agreement and because our obligations under the 2004 exploration rights agreement had been fully performed, we allowed all of our placer claims in the Detrital Wash Property to expire as of August 31, 2008.

Our Detrital Wash Property presently consists of approximately 80 lode claims located in the Black Mountains in the Detrital Wash area in northwestern Arizona.  We have recorded 75 claims with the BLM and Mohave County.  These lode claims cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by geochemical assays of mineral samples performed for the Company in 2008 and 2009 by licensed independent labs and evaluated according to National Instrument (NI) 43-101 standards, as well as other areas where we have obtained evidence of mineralization occuring in the bedrock.  Based on the presence of gold and silver producing mines in the Black Mountains area and the data we have collected, we believe deposits of precious and base metals may exist within the Detrital Wash Property.  We cannot assure that we will discover such deposits or that, if such deposits are discovered, we will be able to commercially produce such mineral deposits.

During 2009, our Chairman, on behalf of the Company, paid a total of $10,500 in annual maintenance fees to the BLM for the 75 recorded lode claims in the Detrital Wash Property.  We have agreed to reimburse our Chairman for this payment.

Operations

In 2008, our geology and mining engineer consultants developed a program of testing geological samples from our Detrital Wash Property for mineralization and mapping the existing geology.  Assay results from the initial phase of this program support historical records obtained by the Company in 2008 of significant copper and molybdenum mineralization in the areas of our Detrital Wash claims.  Based on these results, in March 2009, we assayed an additional group of mineral samples collected in 2008 for copper, molybdenum, silver and gold.  The results of these assays confirm the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  These assays also show improved results in copper and molybdenum values from the Company’s 2008 assays.  Following these results, we collected and assayed another group of samples.  The results of this third round of assays were generally consistent with the mineralization found in our previous assays.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Exploration Program” for more information regarding our exploration program.

We have modified our claim holdings in the Detrital Wash area during 2008 and 2009 by converting previous placer claims to lode claims, releasing all of our placer claims and certain unfiled lode claims, and locating new lode claims in our primary areas of interest based on our the results of our current exploration program.  The goal of these changes is to focus our limited resources on the areas that we believe, based on the assessments of our geologists, hold the most significant potential for mineral reserves.  During 2010, we plan to continue to evaluate our claim holdings based on the results of our exploration work.  Subject to available funding and the assessment of our geologists, we plan to record any unfiled claims which show significant potential for mineral reserves, and we may locate additional claims or release existing claims depending on our assessments of their mineral potential and available funds.

During 2010, we have obtained BLM approval and have conducted drilling work on certain areas of our Detrital Wash Property showing high mineralization results from our previous assays.  We have assayed the mineral samples collected from this drilling and have conducted additional geological mapping of these areas.  We are currently evaluating this data to assess the value of our existing properties and to determine the next phase of our exploration work.  Based on this determination and subject to available funding, we plan to conduct further geochemical and geophysical testing as needed to complete our assessment of the mineral reserve potential of these properties.  We also plan to continue to seek potential joint venture opportunities to complete the exploration work and to bring the property to the production stage should sufficient reserves be established. However, we have limited financial resources and cannot guarantee that we will have, or be able to obtain, the necessary funds to conduct our planned exploration activities.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Plan of Operation” and “ – Going Concern.”

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

In 2009, our Chairman, on behalf of the Company, paid an aggregate of $5,880 in annual maintenance fees to the BLM for the Wikieup Property.  We have agreed to reimburse our Chairman for this payment.

Operations

Due to our limited financial resources, we did not engage in exploration activities on the Wikieup Property during 2009 and do not currently have plans to do so during 2010.  Should adequate funding become available in the future, management may implement an aggressive campaign to identify through accepted geological processes any mineralization occurring on our Wikeiup claims.

ITEM 3.	LEGAL PROCEEDINGS

During the second quarter of 2009, the Company received a notice of balance due from the Internal Revenue Service (IRS), dated June 8, 2009, demanding payment in the amount of $15,125 for unpaid taxes, penalty and interest.  The outstanding liability included $8,811 in unpaid taxes, $4,273 in penalty and $2,041 in interest.  The unpaid taxes consist of payroll taxes which were not remitted by a former officer of the Company for the tax period of September 30, 2006.  We reviewed the matter and concluded that the taxes owed have been properly calculated.  We contacted the IRS in attempt to resolve the outstanding balance and to request relief from the penalty and interest owed.  As of December 31, 2009, we had not received a response from the IRS.  Prior to the filing of this Report, we received a letter from the IRS dated March 15, 2010, denying our request for relief.  On March 22, 2010, we submitted payment to the IRS for the full outstanding liability, including penalty and interest calculated through March 25, 2010, in the amount of $15,900.

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  Except as described above, at December 31, 2009, we know of no other current or threatened legal proceedings involving us or our properties reportable under this Item 3.

ITEM 4.	(RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until May 23, 2003, our common stock was traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASD”) under the symbol ISRI.  Since May 23, 2003, our common stock has been traded on the Pink Sheets, initially under the Symbol ISRI.PK.  On February 22, 2005, the NASD assigned our Company a new trading symbol and our common stock began trading on the Pink Sheets under the symbol ILST.PK.  On June 20, 2005, our common stock was approved by the NASD for listing on the OTC Bulleting Board, and since such date, our common stock has been trading under the symbol ILST.OB.  The following table indicates quarterly high and low prices per share for our common stock during the fiscal years ended December 31, 2009 and 2008.  These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.  The market for our shares has been sporadic and at times very limited.

Fiscal Year Ended December 31, 2009	HIGH	LOW
4th Quarter ended December 31, 2009	$0.0056	$0.0020
3rd Quarter ended September 30, 2009	$0.0150	$0.0022
2nd Quarter ended June 30, 2009	$0.0100	$0.0030
1st Quarter ended March 31, 2009	$0.0170	$0.0030

Fiscal Year Ended December 31, 2008
4th Quarter ended December 31, 2008	$0.0100	$0.0025
3rd Quarter ended September 30, 2008	$0.0210	$0.0040
2nd Quarter ended June 30, 2008	$0.0140	$0.0060
1st Quarter ended March 31, 2008	$0.0200	$0.0060

The closing price of our common stock as of March 22, 2010, was $0.0100 per share.

Number of Shareholders

At March 22, 2010, we had approximately 161 stockholders of record of our common stock.  This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

We did not declare or pay any dividends during our fiscal years ended December 31, 2009 and 2008.  There are no legal, contractual or other restrictions which limit our ability to pay dividends.  Payment of future dividends, if any, on our common stock, will be dependent upon the amounts of our future after-tax earnings, if any, and will be subject to the discretion of our Board of Directors.  Our Board of Directors is not legally obligated to declare dividends, even if we are profitable.  We have never paid any dividends on or common stock, and we have no plans to do so in the near future.  Instead, we plan to retain any earnings to finance the development of the business and for general corporate purposes.

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

Securities Authorized For Issuance Under Equity Compensation Plans

On September 13, 2006, our Board unanimously voted to adopt a Stock Option Plan (the “Plan”) and to submit such Plan to a vote of our shareholders.  Our shareholders voted and approved the adoption of the Plan on December 1, 2006, at our annual shareholders meeting.  The Plan provides for a share reserve of 18,000,000 common shares for future issuances as direct awards or upon exercise of options granted under the Plan.  As of the date of this filing, no stock options have been granted to our executive officers or our directors pursuant to the Plan.

The following table provides information with respect to the shares authorized for issuance under equity compensation plans of the Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	18,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	18,000,000

Recent Sales of Unregistered Securities

On November 17, 2009, we sold a total of 250,000 shares of our common stock to an existing shareholder upon exercise of stock warrants at an exercise price per share of $0.001, or 50% of the closing price of the common stock on the day immediately preceding the exercise date, for an aggregate of $250.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.

We did not engage in any other sales of our securities that were not registered under the Securities Act during the three month period ended December 31, 2009.  Our sales of unregistered securities during the fiscal years ended December 31, 2007 and 2008, and during the nine months ended September 30, 2009, have been previously reported in our Annual Reports on Forms 10-KSB and 10-K, our Quarterly Reports on Form 10-Q and/or our Current Reports on Form 8-K filed with the SEC.  During the fourth quarter of 2009, we refunded to a shareholder an overpayment of $375 for shares of common stock issued to the shareholder in May 2009 in connection with the exercise of the stock warrants.

Purchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of our fiscal year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.  Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing.  The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks.  Our actual results could differ materially from those discussed here.

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

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2009.  In recognition of these trends, our independent registered accountants have included cautionary statements in their report on our financial statements for the year ended December 31, 2009, that expressed “substantial doubt” regarding our ability to continue as a going concern.  Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

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

During the fourth quarter of 2009, we obtained a cash advance from our Chairman to satisfy our current obligations and to continue exploration work on our Detrital Wash Property through the first quarter of 2010.  See “– GENERAL – Financing.”  We will need to raise additional equity or debt financing to fund our operating costs and our planned mineral exploration work and to service our current debt obligations for the remainder of 2010, unless and until we are able to generate substantial revenues from our mineral properties.  If we do not obtain substantial additional financing, we may not have sufficient capital to continue operating as a public company or at all beyond the second quarter of 2010.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

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

Our current management has engaged consultants who developed an exploration plan involving geochemical and geophysical exploration methods to determine under recognized industry standards whether mineral reserves exist on our properties.  We have implemented mapping, sampling and drilling phases of this plan, which have included assaying of collected geological samples.  We are assessing the results of our drilling and most recent assays and considering our future exploration plans, but we believe further exploration work will be needed and is warranted to determine the commercial value of our property.  During the fourth quarter of 2009, we obtained funding for the recent drilling and assay work.  See “– GENERAL – Plan of Operation.”  However, further exploration work will be dependent our obtaining additional debt or equity financing.

We are currently considering potential options to obtain funding to continue exploration work on our properties and to fund our future operating and compliance costs. As of the date of this Annual Report, we have not yet obtained the necessary level of funds to continue our exploration program on our Detrital Wash Property or to fund our operating and compliance costs beyond the second quarter of 2010.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of December 31, 2009, our total assets are $49,039, consisting of $48,588 in cash and $451 in property and equipment, net of depreciation.  Our total assets at December 31, 2008, were $29,413, consisting of $8,889 in cash, $11,388 in prepaid expenses and $9,136 in property and equipment, net of depreciation.  The $19,626 increase in our total assets during the year ended December 31, 2009, is primarily due to our larger amount of cash on hand at the end of 2009, compared to year-end 2008, resulting from a cash advance to the Company from our Chairman during the fourth quarter of 2009.  The increase in cash was offset partially by the elimination of our prepaid expenses and the reduction in our property and equipment, net of depreciation, during 2009.  The elimination of our prepaid expenses during 2009 related to assays performed on mineral samples from our properties, and the reduction in our property and equipment resulted from our sale and disposition of a trailer and all-terrain vehicles no longer used by the Company.  We expect to use the cash on hand at December 31, 2009, to fund our operating and compliance costs and exploration activities for a portion of 2010.  We anticipate these funds being depleted during the second quarter of 2010 unless we are able to raise additional funds to support our continued operations.

Our total liabilities as of December 31, 2009, are $1,255,212, an increase of $328,274 over total liabilities at December 31, 2008, of $926,938.  This increase is attributable primarily to our borrowing an additional $170,000 under our December 2008 line of credit to fund our exploration activities and general operating and compliance costs during the period, interest accrued on our borrowings under our two lines of credit, and a $116,817 balance owed to our Chairman for a $100,000 cash advance during the fourth quarter of 2009 to fund our operating costs and for certain expenses paid by her on behalf of the Company during 2009.  See Footnote E in the Notes to the Consolidated Financial Statements and “– GENERAL – Financing.”  These items were offset slightly by a $31,853 decrease in accounts payable primarily attributable to less exploration activity and regulatory compliance costs in 2009 versus 2008 and the use of funds received in the fourth quarter of 2009 to pay certain outstanding expenses prior to year-end.  The trends in our liabilities during 2010 will be dictated by a number of factors, such as our assessment of the amount of exploration work necessary to substantially complete our exploration program on our Detrital Wash Property, the amount of additional financing we are able to raise, if any, to fund our operating costs and exploration activities for the year, whether such financing is in the form of equity or debt, whether we are able to determine the existence of extractable reserves on our properties, and whether we are able to successfully attract and consummate a joint venture or other opportunity to commercially exploit our mineral properties during 2010.  We cannot predict at this time how these factors will unfold or what affect they will have on our financial condition for 2010 and beyond.

Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Net Loss.  Our net loss for the fiscal year ended December 31, 2009, was $312,648 compared to a net loss of $541,218 during the fiscal year ended December 31, 2008, a decrease of 42.23%.  The over 40% reduction in our net loss for the year ended December 31, 2009, over the year ended December 31, 2008, was due primarily to a significant reduction in our mineral exploration activity over 2008 and generally limited operations in 2009, which resulted in significantly lower mineral exploration costs, professional fees and general and administrative costs.  The significant reduction in mineral exploration activity in 2009 was partly the result of the work required to develop and begin implementing our current exploration program in 2008.  Our 2009 exploration work was primarily limited to assaying collected samples, an additional sampling effort, mapping work, and modifying and maintaining our claim holdings.  Our operations were also restricted by our limited financial resources and inability to raise substantial additional capital due in part to the weak economy.  These reduced operating costs during 2009 were offset partially by increases in compensation and management fees expense, interest expense on our outstanding debt, and a one-time loss on the disposal of equipment.

Mineral Exploration Costs Expense.  Our mineral exploration costs expense was substantially lower in 2009 at $70,149, compared to $257,898 for 2008, a decrease of $187,749, or 72.80%.  This substantial decrease was the result of our more limited exploration activities in 2009 as compared to 2008 when we were developing and beginning implementation of our current mineral exploration program for our Detrital Wash mining claims.  Our 2009 mineral exploration costs generally consisted of expenses related to assays performed on existing and newly collected geological samples from our properties, collection of the additional samples, mapping activities, locating additional claims, and the maintenance of our claim holdings.

Professional Fees Expense.  Professional fees expense decreased in 2009 by $67,313, or 40.49%, from $166,240 for 2008 to $98,927 for 2009.  The significant decrease resulted primarily from our reduced exploration activities in 2009, lower legal and accounting compliance costs due to our reduced exploration activities and general operations, and the mutual termination in the summer of 2008 of our consulting agreement with our financial consultant due to his acceptance of employment with one of our major shareholders.

Compensation and Management Fees Expense.  Our compensation and management fees expense for 2008 increased by $13,640, or 43.54%, from $31,326 during 2008 to $44,966 during 2009.  This large increase, however, was due primarily to our payment in January 2009 of compensation owed to our president for the fourth quarter of 2008, which was not included in the 2008 expense, and to our president’s current employment agreement being in place for a full year.  Under the current agreement, which became effective April 1, 2008, our president receives a salary of $3,500 per month.  From his appointment as president in December 2007 to April 1, 2008, he received a monthly salary of $2,700, along with 100,000 shares of common stock per month.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased 91.65% from $3,400 during 2008 to $284 during 2009.  This decrease resulted from our sale and disposal of a trailer and all-terrain vehicles no longer in use by the Company during the first quarter of 2009, for which we took a one-time loss of $7,902.

General and Administrative Costs Expense.  Our general and administrative costs decreased by $24,589, or 42.81%, to $32,842 during 2009, compared to $57,431 during 2008.  The decrease in general and administrative expense is attributable primarily to the reduction in exploration activity on our Detrital Wash Property during 2009 as compared to 2008, when we were developing and implementing the initial stages of our current exploration program, and to generally reduced operating activity during 2009 due to our limited funds.

Interest Income.  We did not have any interest income during 2009, compared to $326 during 2008.

Other Income.  During 2009, we recognized $3,535 in other income, which consists of a $3,522 refund received from the Internal Revenue Service for an overpayment of payroll taxes for a prior period and a small tax refund from the State of Louisiana.  We did not have any other income during 2008.

Interest Expense.  During 2009, we incurred interest expense of $61,063 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  See “– GENERAL – Financing” and Footnote E in the Notes to the Consolidated Financial Statements.  Our interest expense for 2008, which was attributable to the December 2007 line of credit, was $25,249.

Exploration Program

In 2008, through our consultants, including a geologist and a registered professional mining engineer, both of whom were “qualified persons” under NI 43-101, and an additional geologist, we developed a new exploration program for our Detrital Wash Property of testing geological samples for the existence of minerals and mapping the existing geology.  Our consultants utilized the initial results of this program obtained in 2008, which indicated the presence of copper, molybdenum and silver mineralization, to further design the exploration program to evaluate the mineral potential of our Detrital Wash Property and the viability of extracting any mineral reserves discovered.

During 2008, we obtained historical records created by various mining companies from the 1960’s through the 1980’s in connection with substantial exploration conducted in the Northern Black Mountains, where our Detrital mining claims are located.  Work completed by these companies included soil sampling, stream sampling, rock sampling and drilling, bouguer gravity surveys, and resistivity and IP (induced polarization) surveys.  The historical soil, sediment and rock sampling data obtained by the Company indicated copper and molybdenum mineralization on the property in the form of projected and drilled areas of chalcocite mineralization.  As part of our exploration program, our geologist and engineering consultants reproduced and verified under NI 43-101 industry standards the accuracy of much this historical data.

In the initial phase of this exploration program conducted in 2008, 252 assays were performed by Mountain States R&D International, Inc., an Arizona registered and licensed lab (“Mountain States”), on samples taken from our Detrital Wash claims.  Results of these assays support the historical data indicating significant copper and molybdenum mineralization in the areas of our Detrital Wash claims.

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

Due to budget constraints, the assays performed in 2008 did not test for gold mineralization.  However, the Detrital Wash area includes several former gold mines, and the historical data we obtained indicates mineralization of gold in the vicinity of our claims.  In March 2009, we submitted over 200 additional samples collected during our initial sampling phase and several new samples to Skyline Assayers & Laboratories in Tucson, Arizona, an Arizona registered and licensed lab (“Skyline”), to be assayed for copper, molybdenum, and silver as well as gold mineralization.  The samples delivered to Skyline consisted of 91 new rock samples and 155 new soil samples, as well as 259 rock and soil pulps of samples previously analyzed at Mountain States.

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

Our consultants plotted, contoured and evaluated the Mountain States and Skyline assay results data, along with historical results consisting of soil and rock geochem data plotted by previous exploration companies working the same property, to determine appropriate drilling locations for further exploration.  We also staked additional lode claims on areas of further interest as indicated by the March 2009 Skyline assay results.

After receiving the March 2009 Skyline assay values, we conducted an aggressive follow-up program of soil, rock chip and channel sampling to test the extent and grade of any mineralization associated with the high value samples.  In August 2009, we submitted samples collected from this follow-up program to Skyline to be analyzed with the same procedures as the previous Skyline assays.  The results of these assays show mineralization that is generally consistent with the results of our previous assays.  Following these assays, we focused our efforts on preparations to conduct drilling work on the Detrital Wash Property.

As of this filing, we have completed a limited phase of drilling on our Detrital Wash Property.  We drilled 10 holes in various locations on our Detrital Wash Property where previous sampling had indicated evidence of mineralization.  Samples were taken from the drill holes and nearby areas and submitted for assay at the Skyline lab in Tucson.  We have also obtained additional mapping of the geology in the Detrital Wash Property and nearby areas.  We have received the results of these assays from Skyline as well as the new mapping, and we are currently evaluating these results and assessing the additional work needed to determine the commercial viability of our exploration program.  Based on our initial assessment, we intend to conduct additional mapping of the area and to further modify our claim holdings in the area by adding claims to capture additional areas showing mineral promise and dropping claims that we believe have less mineral potential.

Plan of Operation

Our management, in consultation with our geologists, is working to develop a short-term plan for further exploration on the Detrital Wash Property.  Management’s goal is to bring the data on the Detrital Wash Property to a sufficient level to attract a joint venture or other sale or lease opportunity with a larger resource entity or investor to provide additional capital and infrastructure to complete the exploration program and bring the property to the production stage should mineral reserves be established.  During 2010, we intend to continue to seek potential joint venture opportunities to fund any further exploration work needed toward the establishment of precious and base metal reserves in the Detrital Wash Property and assessment of the feasibility of extracting potential mineral deposits on these properties.

We believe the results obtained thus far show sufficient mineralization to warrant further exploration of the properties.  However, further exploration activity will require us to obtain additional capital resources to continue such work.  We are currently considering options to pursue additional equity financing to fund our operating expenses for the remainder of 2010 and to complete our exploration work.  However, our fundraising plans for 2010 will depend on the exploration plan currently being developed by management and our geologists.  We will continue to consider all available financing options as well as any opportunities that may arise to sell or lease our interest in our properties that we believe would be favorable to our shareholders.

We cannot guarantee that we will be able to raise the necessary additional capital on terms favorable to us or at all to allow us to continue our exploration program.  We also cannot assure, even if such financing is obtained, that mineral reserves will be determined to exist on our properties or that we will be able to successfully attract and consummate a joint venture to develop the property to production stage or any other opportunity to commercially exploit our properties.  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry, current economic conditions and the current market price of any minerals discovered.  Until such funding is obtained, we are unable to substantially continue our exploration program.  See “– GENERAL – Going Concern.”

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

Financing

We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs.  We continue to pursue means to fund our current and future operations and to continue our exploration activities, either by seeking additional capital through loans or private placements of our securities, or by entering into joint venture or similar arrangements with one or more other, more substantial companies.

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

We borrowed $30,000 under this line of credit during December 2008.  During 2009, we borrowed the remaining $170,000 available under this line of credit.  We have not made any payments of principal or interest toward this line of credit as of December 31, 2009.

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

During 2009, we recognized a total of $3,750 in capital from the sale of shares of our restricted common stock upon exercise of stock warrants issued during 2008.  These funds were received by the Company in October 2008, but the funds were classified for accounting purposes as shareholder deposits until the stock certificates representing these shares were issued to the shareholders in 2009.  We also sold an additional 250,000 shares of our restricted common stock in November 2009 upon the exercise of stock warrants for a total of $250.  We believe these issuances were exempt from registration under Rule 506 of Regulation D under Section 4(2) of the Securities Act.  We did not secure any additional funding through the issuance of our common stock during 2009.  See “MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS – Recent Sales of Unregistered Securities.”

Historically, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  During 2009, our Chairman of the Board paid certain corporate filing fees and annual maintenance fees on our mining claims on behalf of the Company in an aggregate amount of $16,817.  In November 2009, our Chairman advanced an additional $100,000 to the Company to be used as working capital.  We have agreed to reimburse the Chairman for these advanced funds.  As of this Report, we have not made any reimbursement payments to the Chairman for the advanced funds.

LIQUIDITY

Liquidity and Capital Resources

	Year ended December 31,
	2009	2008
Net cash used in operating activities	$(247,867)	$(447,252)
Net cash provided by investing activities	499	—
Net cash provided by financing activities	287,067	360,000

General

Overall, we had positive cash flows of $39,699 for the fiscal year ended December 31, 2009, resulting from $247,867 used in our operating activities, $499 provided by our investing activities and $287,067 provided by our financing activities.  For the fiscal year ended December 31, 2008, we had negative cash flows of $87,252.  The increase in cash flows for the year ended December 31, 2009, over the year ended December 31, 2008, reflects a $199,385 decrease in cash used for operating activities and a $499 increase in cash provided by investing activities, offset partially by a $72,933 decrease in cash provided by financing activities during 2009, compared to the respective amounts in 2008.  No cash was provided by investing activities during the fiscal year ended December 31, 2008.

Cash Used in Our Operating Activities

For the year ended December 31, 2009, net cash used in our operating activities was $247,867, a decrease of $199,385, or 44.58%, from the year ended December 31, 2008.  This decrease was mostly due to the $228,570 decrease in our net loss for 2009 over 2008, which resulted primarily from our significantly reduced mineral exploration activity on our Detrital Wash Property and limited operations in 2009.  These two factors were offset partially by other variables, most notably a $12,356 decrease in accounts payable and accrued expenses during 2009 compared to a $90,454 increase in accounts payable and accrued expenses during 2008.  The decrease in accounts payable and accrued expenses was due to our more limited operations and exploration activities in 2009 and the use of funds received in the fourth quarter of 2009 to pay certain outstanding expenses prior to year-end.

Cash Provided by Our Investing Activities

Net cash provided by our investing activities during the year ended December 31, 2009, was $499, which was comprised of proceeds from our sale and disposal of a trailer and all-terrain vehicles no longer in use by the Company during the first quarter of 2009, for which we took a one-time loss of $7,902.  We had no cash provided by investing activities during 2008.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $287,067 during the year ended December 31, 2009, was comprised of proceeds from a short-term line of credit we obtained in December 2008, proceeds from the exercise of our common stock warrants and cash advances from our Chairman.  See “– GENERAL – Financing.”  This reflects a decrease of $72,933 as compared to net cash provided by financing activities during the year ended December 31, 2008.  This decrease is primarily attributable to the substantial proceeds borrowed in 2008 from a line of credit we obtained in December 2007 and to the lack of substantial equity financing during 2009.  The decrease was offset partially by $116,817 in cash advances from our Chairman in November 2009.  Net cash provided by financing activities during 2008 resulted from $275,000 provided by proceeds from our December 2007 line of credit, $55,000 provided by the sale of our common stock and stock warrants in 2008 and $30,000 provided by proceeds from our December 2008 line of credit.

Internal Sources of Liquidity

For the fiscal year ended December 31, 2009, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

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

On December 1, 2008, we obtained a $200,000 short-term line of credit from KRFH.  During December 2008, we borrowed $30,000 under this line of credit to fund the remainder of our operating and compliance costs for 2008.  In 2009, we borrowed the remaining $170,000 available under this line of credit to fund our operating and compliance costs for a portion of 2009.  See “– GENERAL – Financing.”

On November 17, 2009, we sold shares of our restricted common stock upon exercise of stock warrants for a total of $250.  In addition, during 2009, we recognized a total of $3,750 in additional capital for the sale of shares of our restricted common stock upon exercise of stock warrants issued during 2008.  These funds were received by the Company in 2008 but were classified for accounting purposes as shareholder deposits until the stock certificates representing these shares were issued to the shareholders in 2009.  We did not secure any additional funding through sales of our equity securities during 2009.  See “– GENERAL – Financing” and “MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS – Recent Sales of Unregistered Securities.”

We also received advances of funds from our Chairman of the Board totaling $116,817 during 2009.  See “– GENERAL – Financing.”  We have used most of these funds to pay operating expenses for the fourth quarter of 2009 and to fund our drilling work and operating expenses in 2010 as of this Report.  We intend to use the remaining funds toward our 2010 exploration and operating expenses.

Because we presently do not have sufficient revenues to fund our operating and compliance costs or to fund our repayment of these two lines of credit, we will need to raise other funds in 2010 through debt or equity financings.  We can provide no assurance that we will be able to raise the necessary funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations in 2008 and 2009, and does not expect that it will in fiscal year 2010, except to the extent higher fuel and energy prices could materially and adversely impact the Company by increasing costs for our exploration program and any travel related expenses.

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

(a)      Disclosure Controls and Procedures.

Our President and our Treasurer/Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, December 31, 2009.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

Our management has assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that there are material weaknesses in our internal control over financial reporting as of December 31, 2009, with respect to the lack of segregation of duties pertaining to our financial record keeping responsibilities and our lack of an audit committee, both of which are due to the small size of our Company.

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

As a result of the material weaknesses in our internal control over financial reporting described herein, we have concluded that our internal control over financial reporting is not effective as of December 31, 2009.  However, notwithstanding these inherent internal control weaknesses due to our small size and limited resources, management believes that the Company’s limited resources and general lack of extensive or complex business transactions partially mitigates the risk posed by these weaknesses.  Management also believes that the Company’s records as of December 31, 2009, fairly and accurately reflect the Company’s transactions and dispositions of assets as necessary to permit the preparation of financial statements in conformity with U.S. generally accepted accounting principles and that our receipts and expenditures have been made only with proper authorization.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this report are as follows:

Name	Age	Position(s) Held	Date Service Began
Virginia K. Shehee	86	Chairman of the Board of Directors	January 2005
Sterling M. Redfern	76	President, Director	December 2007
Jacqulyn B. Wine	66	Secretary, Treasurer / Chief Financial Officer, Director	January 2007

Ms. Virginia K. Shehee has served as the Chairman of our Board of Directors since May 2005 and as a director of the Company since January 2005.  Ms. Shehee concurrently serves as Chairman of the Board of Kilpatrick Life Insurance Company (“KLIC”), a major shareholder of our Company, and Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  Ms. Shehee served as the President and Chief Executive Officer of KLIC and KRFH from October 1971 to July 2008.  Ms. Shehee is a former State Senator of Louisiana and has served on the Forum 500 Board of Governors and on the Committee on Committees of the American Council of Life Insurance (“ACLI”).  She has also served on the Board of Directors and on the Taxation Steering Committee of the ACLI.  In addition, Ms. Shehee is Chairman Emeritus of the Biomedical Research Foundation of Northwest Louisiana, for which she has previously served as the President and Chairman of its board of directors.  Ms. Shehee is a director of the Louisiana Insurers’ Conference and has previously served in various executive capacities for the Life Insurers Conference.  Ms. Shehee has extensive executive and board experience through her many years with KLIC and KRFH and various trade and nonprofit organizations.  She is an accomplished business and civic leader and has developed a strong understanding of the Company during her five years of service on our Board of Directors.  Through her affiliation with KLIC, our largest shareholder, the Board of Directors believes her interests are closely aligned with those of our shareholders.

Mr. Sterling M. Redfern has served as President and as a director of the Company since December 2007.  From March 2001 through September 2003, Mr. Redfern served as a director of Cryocon, Inc., but has otherwise been retired since December 2003.  From June 1960 to December 1994, Mr. Redfern was the President/Chief Executive Officer of Educational Employees Credit Union (EECU) located in Bridgeton, Missouri.  Mr. Redfern has also served as a director of the Missouri Credit Union League, the Credit Union National Association, and the Metro Collegian Baseball League.  He has also served as President of the Metro Collegian Baseball League, as a member of the Governor’s White House Conference on Education in Missouri and as a member of the Board of Education, Pattonville School District, Bridgeton, Missouri.  In 1955, Mr. Redfern received a Bachelors of Arts Degree in Mathematics from Arkansas State University, located in Jonesboro, Arkansas.  Mr. Redfern has over three decades of executive experience as well as prior experience as a public company director.  As President of the Company, he provides an intimate knowledge of the management and ongoing operations of our business.

Ms. Jacqulyn B. Wine has served as Secretary and Treasurer/Chief Financial Officer of the Company since May 2008 and as a director of the Company since July 2007.  She served as Acting Secretary of the Company from January 2007 to May 2008 and as Acting Treasurer/Chief Financial Officer of the Company from August 2007 to May 2008.  Ms. Wine is also the Corporate Secretary for Kilpatrick Life Insurance Company, a major shareholder of our Company, a position she has held since August 2008.  From March 1995 to August 2008, she served as Assistant Secretary/Treasurer of Kilpatrick Life Insurance Company.  She began working for Kilpatrick Life Insurance Company as Executive Assistant to the President in 1990.  From February 1979 to September 1990, Ms. Wine concurrently served as Corporate Secretary of two related companies, McConathy Oil and Gas Company and McConathy Production, Inc.  Ms. Wine has many years of experience as a corporate secretary and over two years of experience as one of our directors.  In addition, as our Secretary and Treasurer, she has particular knowledge of the Company’s financial matters.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law.  Our officers are appointed by our Board of Directors and hold office until the earlier of their resignation or removal by the Board, except for our President, Sterling Redfern, with whom the Company has a formal employment agreement, effective April 1, 2008.  As of April 1, 2009, however, under the agreement, Mr. Redfern now serves and may continue to serve at the will of the parties.  See “EXECUTIVE COMPENSATION – Employment Agreements.”

Family Relationships

There are no familial relationships among any of our directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or within two years prior to that time;

(2)	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;

(4)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or state authority barring, suspending or otherwise limiting for more than 60 days his or her right to engage in any type of business, securities or banking activities, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated a Federal or state securities law, and the judgment or finding has not been reversed, suspended or vacated;

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated a Federal or state commodities law, and the judgment has not been reversed, suspended or vacated;

(7)
was the subject of, or a party to, any Federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	any Federal or state securities or commodities law or regulation; or

(ii)
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)
was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 and 5.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely upon review of copies of any such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2009, or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.  In addition, a copy of our code of ethics can be obtained without charge by writing our Company at P.O. Box 7202, Shreveport, Louisiana 71137.

Audit Committee and Financial Expert Disclosures

Section 301 of the Sarbanes-Oxley Act of 2002 and SEC regulations implementing that provision require that public companies disclose a determination by their Board of Directors as to the existence of a financial expert on their audit committee and, if none is determined to exist, that the Board of Directors has determined that no one serving on its Board of Directors meets the qualification of a financial expert as defined in the Sarbanes-Oxley Act and implementing regulations.

As of December 31, 2009, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee.  Accordingly, our entire Board of Directors serves as our audit committee.

We also disclose that our Board has determined that we have not possessed, and we do not possess, on our Board of Directors anyone who qualifies as an audit committee financial expert, and unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

[The remainder of this page is intentionally left blank.]

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our executive officers during the fiscal years ended December 31, 2009 and 2008:

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total

Sterling M. Redfern,	2009	$42,000	--	--		--	--	--	--	$42,000
President	2008	39,600	--	$3,900	(1)	--	--	--	--	43,500

Jacqulyn B. Wine,	2009	--	--	--		--	--	--	--	--
Secretary and Treasurer / Chief Financial Officer(2)	2008	--	--	--		--	--	--	--	--

____________________
(1)
Represents 300,000 shares of our common stock issued on April 30, 2008, valued based upon the closing price of our common stock on the date of issuance of $0.013 per share.  These shares were issued to Mr. Redfern for his services to the Company during the months of January through March 2008.

(2)
Ms. Wine was appointed Secretary and Treasurer/Chief Financial Officer by our Board of Directors on May 19, 2008.  She was appointed Acting Secretary by our Board of Directors on January 16, 2007, and Acting Treasurer/Chief Financial Officer on August 16, 2007.  She did not receive compensation for her services as an officer of the Company during 2009 or 2008.

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

On March 19, 2008, our Board of Directors renegotiated Mr. Redfern’s compensation and entered into a formal employment agreement with Mr. Redfern effective April 1, 2008.  Under the agreement, Mr. Redfern would serve as our President for a term of one year, after which he may continue to serve at the will of the parties.  As compensation for serving as our President, Mr. Redfern will receive an annual salary of $42,000.  The original terms of the agreement provided that Mr. Redfern would also receive two non-qualified stock options pursuant to the Company’s 2006 Stock Option Plan (the “Plan”) for 5,000,000 shares of our common stock at an exercise price of $0.01 per share and an additional 5,000,000 shares of our common stock at an exercise price of $0.03 per share.  This agreement was amended by the Company and Mr. Redfern on August 13, 2008, to ensure that the terms of the agreement with respect to stock options are consistent with the terms of the Plan.  The amended agreement provides that, in addition to an annual salary of $42,000, Mr. Redfern will receive stock options for an aggregate of 10,000,000 shares of our common stock to be granted on such dates and according to such terms as designated by our Board of Directors pursuant to the Plan. To date, no stock options have been issued to Mr. Redfern.

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

Stock Option and Stock Award Grants

No stock options or stock awards were granted to our executive officers or directors during the year ended December 31, 2009.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our named executive officers during the fiscal year ended December 31, 2009, and no unexercised stock options or unvested stock awards were outstanding as of December 31, 2009.

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

Compensation of Directors

Our directors did not receive any fees or other compensation for the services they provided to the Company as directors during 2009.  We do not anticipate providing any such fees to our directors for their service during 2010.

[The remainder of this page is intentionally left blank.]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 1, 2010, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors and named executive officers; and (iii) all of our officers and directors as a group.  Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding (1)
5% or greater holders:
Kilpatrick Life Insurance Company	52,351,682	18.56%
Kamal Alawas (2)	27,964,524	9.92%
Directors and executive officers:
Sterling M. Redfern	400,000	*
Virginia K. Shehee (3)	61,022,590	21.64%
Jacqulyn B. Wine (4)	311,667	*
All directors and executive officers as a group (3 persons)	61,734,257	21.89%

____________________

*	Less than 1%.

(1)	The percentage of our common stock beneficially owned was calculated based on 282,012,274 shares of our common stock outstanding as of March 1, 2010.

(2)	Includes 1,500,000 shares beneficially owned by Alawas Investments, an entity controlled by Mr. Alawas.

(3)
Includes 52,351,682 shares beneficially owned by Kilpatrick Life Insurance Company, a privately-owned company controlled by Ms. Shehee, and an aggregate of 4,090,098 shares held in Ms. Shehee’s IRA accounts.

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

Certain Relationships and Related Transactions

Except for the transactions described below, during 2009, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, or in any proposed transactions, which has materially affected or will materially affect us.

As discussed above, on December 1, 2008, we obtained a short-term line of credit of up to $200,000 from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  Funds advanced to us under the line of credit carry simple interest at the rate of 10% per annum beginning on the date of each advance.  All unpaid principal and accrued interest on funds advanced under the line of credit was due on March 31, 2009 (the “Maturity Date”).  No payments on this line of credit were required prior to the Maturity Date.  For any principal amounts not paid within five days after the Maturity Date, the simple interest rate would increase to 18% per annum effective as of the Maturity Date.  We had the right to prepay any amounts owing under the line of credit at any time without penalty.  We also have the right to pay the amounts due, at our election, in the form of cash payment, issuance of shares of our common stock, or any combination thereof.  In the event we default, KRFH may institute legal action against us.  In such event, KRFH would be entitled to its collection costs, including attorney fees and courts costs.  The line of credit is unsecured.

We borrowed $30,000 under this line of credit during December 2008.  During 2009, we borrowed the remaining $170,000 available under this line of credit.  We have not made any payments of principal or interest toward this line of credit as of December 31, 2009.  The total outstanding balance, including principal and interest, on this line of credit as of December 31, 2009, is $232,741.

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

Additionally, as of December 31, 2009, we have an outstanding debt balance of $546,722, including principal and interest, from a $500,000 line of credit we obtained from KRFH on December 3, 2007.  This line of credit carries simple interest at the rate of 6% per annum.  All unpaid principal and accrued interest is due on December 2, 2010.  Until the maturity date, we are only required to pay interest, with the first such payment due in arrears on June 3, 2007, and then with additional payments every 90 days thereafter.  At any time, KRFH can demand immediate repayment of the outstanding balance on the line of credit with ten days notice.  Any payments due from us that are not paid within ten days of the due date are subject to late fee of 5%.  We have the right to prepay any amounts due KRFH at any time without penalty.  We did not make any payments of principal or interest on this debt during 2009.

We believe the terms of these lines of credit are no less favorable to us than we could have obtained from an unaffiliated third party.   See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – GENERAL – Financing” for more information regarding the lines of credit.

During 2009, our Chairman of the Board also paid certain corporate filing fees and annual maintenance fees on our mining claims on behalf of the Company in an aggregate amount of $16,817.  In November 2009, our Chairman advanced an additional $100,000 to the Company to be used as working capital.  As of this Report, we have not made any reimbursement payments to the Chairman for the advanced funds.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – GENERAL – Financing.”

Director Independence

Our Articles of Incorporation allow us to have a Board of Directors consisting of no less than two and no more than five directors.  Currently, our Board of Directors consists of three directors.  We do not believe that any of our current directors would qualify as “independent” under the listing standards of The Nasdaq Stock Market, which we use to determine whether each of our directors is independent.  Under Nasdaq rules, an “independent director” generally means a person other than an officer or employee of the listed company or its subsidiaries, or any other individual having a relationship which, in the opinion of the listed company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Certain categories of persons are deemed not to be independent under the Nasdaq rules, such as:  (i) persons employed by the Company within the last three years; (ii) persons who have received (or whose immediate family members have received) payments exceeding a specified amount from the Company within the last three years, excluding payments that are not of a disqualifying nature (such as compensation for board service, payments arising solely from investments in the Company’s securities, and benefits under a tax-qualified retirement plan); and (iii) persons who are (or whose immediate family members are) a partner, controlling shareholder or executive officer of an organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed $200,000, other than payments arising solely from investments in the Company’s securities or under non-discretionary charitable contribution matching programs.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We appointed the accounting firm of Madsen & Associates CPA’s, Inc. (“Madsen”) to serve as our independent auditors for the fiscal years ended December 31, 2009 and 2008.  The following table represents aggregate fees billed for professional audit services rendered by Madsen to provide the audit of our annual financial statements for the years ended December 31, 2009 and 2008, respectively:

	2009	2008
Audit fees	$23,700	$20,920
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit Fees

Audit Fees consist of fees billed for professional services rendered for auditing our annual financial statements, reviews of our interim financial statements included in our quarterly reports and services performed in connection with other filings with the SEC.  We incurred audit fees from Madsen of $23,700 for 2009 and $20,920 for 2008.

Audit Related Fees

Audit Related Fees may consist of fees billed for professional services rendered in connection with comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.  We did not incur any audit related fees from Madsen during 2009 or 2008.

Tax Fees

Tax Fees may consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.  We did not incur any tax fees from Madsen during 2009 or 2008.

All Other Fees

We did not incur any other fees from Madsen during 2009 or 2008.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of the Company dated October 26, 1993 (incorporated by reference to Exhibit 3.(I) to the Company’s registration statement on Form 10-SB filed on January 12, 2000)

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

10.1
Corporate Loan Agreement, entered into on December 3, 2007, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.2
Corporate Promissory Note, dated December 3, 2007, and issued by the Company to Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.3
Security Agreement, entered into on December 3, 2007, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.4
Officer Employment Agreement between International Star, Inc. and Sterling M. Redfern, as amended on August 13, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 14, 2008)

10.5
Subscription Agreement dated August 22, 2008, between the Company and Plaut Holdings J (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, and amended on September 30, 2009)

10.6
Subscription Agreement dated August 22, 2008, between the Company and Plaut Holdings GE (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, and amended on September 30, 2009)

10.7
Subscription Agreement dated September 30, 2008, between the Company and J. Joseph Burk (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, and amended on September 30, 2009)

10.8
Subscription Agreement dated September 30, 2008, between the Company and Harold and Paula Taub (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, and amended on September 30, 2009)

10.9
Subscription Agreement dated September 30, 2008, between the Company and Tim Harts (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, and amended on September 30, 2009)

10.10
Corporate Loan Agreement, entered into on December 1, 2008, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2008)

10.11
Corporate Promissory Note, dated December 1, 2008, and issued by the Company to Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2008)

14.1*	Corporate Code of Ethics for Directors and Executive Officers of the Company

21.1*	List of Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

INTERNATIONAL STAR, INC.

	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
Date: April 14, 2010		President and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling M. Redfern Sterling M. Redfern	President and Director (Principal Executive Officer)	April 14, 2010

/s/ Virginia K. Shehee Virginia K. Shehee	Chairman of the Board of Directors	April 14, 2010

/s/ Jacqulyn B. Wine Jacqulyn B. Wine	Secretary, Treasurer/Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 14, 2010

Board of Directors
International Star, Inc. and Subsidiaries
Shreveport, Louisiana

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of International Star, Inc. and Subsidiaries (an Exploration Stage Company) as of December 31, 2009 and 2008, and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2009, and the consolidated results of its operations and cash flows for the years ended December 31, 2009 and 2008, and for the period from inception of exploration stage (January 1, 2004) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note G to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.
April 14, 2010
Salt Lake City, Utah

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$48,588	$8,889
Prepaid expenses	--	11,388
Total Current Assets	48,588	20,277

Property and Equipment
– net of accumulated depreciation of $1,133 at December 31, 2009 and
$10, 200 at December 31, 2008	451	9,136

Total Assets	$49,039	$29,413

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$334,995	$366,848
Accrued expenses	23,687	4,190
Accrued interest on note payable – related party	79,463	18,400
Note payable – related party	200,000	30,000
Shareholder deposits	250	7,500
Advances from shareholder	116,817	--
Total Current Liabilities	755,212	426,938

Long Term Liabilities:
Long term note payable – related party	500,000	500,000
Total Long Term Liabilities	500,000	500,000

Total Liabilities	1,255,212	926,938

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
282,012,274 and 279,262,274 shares issued and
outstanding at December 31, 2009 and 2008, respectively	282,012	279,262
Capital in excess of par value	4,431,009	4,429,759
Deficit accumulated during the exploration stage	(5,919,194)	(5,606,546)
Total Stockholders’ Deficiency	(1,206,173)	(897,525)

Total Liabilities and Stockholders’ Deficiency	$49,039	$29,413

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		January 1, 2004 (date of inception of exploration stage) to December 31,
	2009	2008	2009

Revenue:
Total Revenue	$--	$--	$--

Expenses:
Mineral exploration costs	70,149	257,898	908,787
Professional fees	98,927	166,240	739,135
Compensation & management fees	44,966	31,326	1,456,701
Depreciation & amortization	284	3,400	14,957
General & administrative	32,842	57,431	491,690
Total Operating Expenses	247,168	516,295	3,611,270

Net (Loss) from Operations	$(247,168)	$(516,295)	$(3,611,270)

Other Income and Expenses
Interest income	--	326	2,939
Other income	3,535	--	3,535
Interest expense	(61,063)	(25,249)	(140,465)
Other expense	(50)	--	(50)
Loss on disposal of assets	(7,902)	--	(20,531)
Loss on divestiture of subsidiary	--	--	(99,472)
Total Other Expenses	(65,480)	(24,923)	(254,044)

Net (Loss)	$(312,648)	$(541,218)	$(3,865,314)

Weighted Average Shares
Common Stock Outstanding (Basic and diluted)	281,685,191	279,262,274

Net Loss Per Common Share
(Basic and diluted)	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		January 1, 2004 (date of inception of exploration stage) to December 31,
	2009	2008	2009
Cash flows from operating activities:
Net (loss)	$(312,648)	$(541,218)	$(3,865,314)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	284	3,400	14,958
Loss on disposal of assets	7,902	--	20,531
Loss on divestiture of subsidiary	--	--	99,472
Common stock issued for services	--	4,000	211,500
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	11,388	(11,388)	79,795
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payables and accrued expenses	(12,356)	90,454	328,514
Accrued interest on related party notes (included in notes payable on Balance Sheet)	61,063	--	61,063
Shareholder deposits	(3,500)	7,500	250
Net cash used in operating activities	(247,867)	(447,252)	(2,889,945)

Cash flows from investing activities:
Proceeds from disposal of assets	499	--	499
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	499	--	(28,856)

Cash flows from financing activities:
Repayments of long term borrowings	--	--	(25,000)
Proceeds from exercise of warrants	250	--	4,000
Proceeds from advances from shareholder	116,817	--	116,817
Proceeds from note payable – related party	170,000	305,000	725,000
Proceeds from sale of common stock	--	55,000	1,782,426
Net cash provided by financing activities	287,067	360,000	2,603,243

Net increase (decrease) in cash and cash equivalents	39,699	(87,252)	(315,558)
Cash and cash equivalents, beginning of period	8,889	96,141	364,146

Cash and cash equivalents, end of period	$48,588	$8,889	$48,588

Supplemental non-cash financing activities:
Common stock issued for deposits	$3,750	$--	$3,750

See the accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2009

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

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)

Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2009

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

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)

Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2009

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

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)

Cumulative from Inception of Exploration Stage (January 1, 2004) through December 31, 2009

	Common	Common
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Common stock issued for cash, January 15, 2007
Valued at $ .015 per share	4,166,666	$4,167	$45,833		$50,000

Common stock issued for cash, January 18, 2007
Valued at $ .012 per share	833,334	$833	$9,167		$10,000

Common stock issued for cash, January 24, 2007
Valued at $ .013 per share	7,692,308	$7,692	$92,308		$100,000

Common stock issued for cash, April 9, 2007
Valued at $ .013 per share	769,232	$769	$9,231		$10,000

Common stock issued for cash, April 17, 2007
Valued at $ .035 per share	1,142,847	$1,142	$38,857		$40,000

Net (loss) for year ended December 31, 2007				$(400,340)	$(400,340)

Balances at December 31, 2007	273,362,274	$273,362	$4,376,659	$(5,065,328)	$(415,307)

Common stock issued for services, April 30, 2008
Valued at $ .01 per share	400,000	$400	$3,600		$4,000

Common stock issued for cash, August 22, 2008
Valued at $ .01 per share	3,500,000	$3,500	$31,500		$35,000

Common stock issued for cash, September 30, 2008
Valued at $ .01 per share	1,500,000	$1,500	$13,500		$15,000

Common stock issued for cash, October 10, 2008
Valued at $ .01 per share	500,000	$500	$4,500		$5,000

Net (loss) for year ended December 31, 2008				$(541,218)	$(541,218)

Balances at December 31, 2008	279,262,274	$279,262	$4,429,659	$(5,606,546)	$(897,525)

Common stock issued in January 2009 for deposits made in 2008
Valued at $ .0015 per share	2,250,000	$2,250	$1,125		$3,375

Common stock issued in June 2009 for deposits made in 2008
Valued at $ .0015 per share	250,000	$250	$125		$375

Common stock issued in November 2009 for warrants exercised
Valued at $ .001 per share	250,000	$250	$--		$250

Net (loss) for year ended December 31, 2009				$(312,648)	$(312,648)

Balances at December 31, 2009	282,012,274	$282,012	$4,431,009	$(5,919,194)	$(1,206,173)

See accompanying notes to financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

1.	Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the fiscal year ended December 31, 2009.  Qwik Track, Inc. has no assets and has not had any operations during the previous three years.

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

The Company did not declare or pay any dividends during the years ended December 31, 2009 and 2008.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

5.	Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report. At December 31, 2009, the Company had no common equivalent shares of stock outstanding.

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

D.	DISPOSAL OF ASSETS

The Company sold equipment for $499 during 2009 with a net book value of approximately $1,500.  The Company also disposed of unusable equipment during 2009, with an approximate net book value of $6,400, for a total recorded loss of $7,902.

E.	COMMON STOCK

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

During the twelve months ended December 31, 2009, the Company issued 2,500,000 shares of common stock for deposits it received in 2008, and an additional 250,000 shares for $500 it received for the exercise of warrants.  The Company should have only received $250 for this last warrant exercise and accordingly has recorded a shareholder deposit at December 31, 2009 for $250, reflecting the amount to be returned to the shareholder.  The total value of the stock issued during 2009 was $4,000, and $3,750 in deposits were returned to the shareholders, as original deposit amounts exceeded the agreed upon stock prices in the underlying stock subscription agreements.

F.	LONG TERM NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc.on December 3, 2007.  This Company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is  collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by or having an interest in now or in the future in the Detrital Wash and Wickieup properties located in Mohave County, Arizona along with any future claims acquired by the Company.  At December 31, 2009, the Company had borrowed $500,000 under the terms of this loan agreement.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2010.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 1, 2008.  Under terms of the agreement, the Company has an available credit line of $200,000 with interest accruing at 10% per annum. The interest rate increased from 10% to 18% per annum as of March 31, 2009, which was the Maturity date of the Note.  At December 31, 2009, the Company had borrowed $200,000 under the terms of this loan agreement, and had accrued interest of $32,741.  The principal amount borrowed, together with any unpaid interest, is due and payable as of March 31, 2009.

G.	GOING CONCERN

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

H.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 14, 2010, which is the date the financial statements were issued.