Form 10-Q
period 2010-03-31
INTERNATIONAL STAR INC
filed 2010-05-24
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ______ to ______

Commission File Number:  000-28861

INTERNATIONAL STAR, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of	86-0876846 (I.R.S. Employer
incorporation or organization)	Identification No.)

1818 Marshall Street, Shreveport, LA (Address of principal executive offices)	71101 (Zip Code)

(318) 464-8687

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☒  No

As of May 10, 2009, there were 282,012,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2010

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2009.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of March 31, 2010, and its results of operations and its cash flows for the three-month period ended March 31, 2010.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)

ASSETS	March 31,	December 31,
	2010	2009
Current Assets:
Cash	$6,131	$48,588
Prepaid expenses	--	--
Total Current Assets	6,131	48,588

Property and Equipment
– net of accumulated depreciation of $1,205 at March 31, 2010 and
$1,133 at December 31, 2009	379	451

Total Assets	$6,510	$49,039

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$317,507	$334,995
Accrued expenses	16,261	23,687
Accrued interest on note payable – related party	92,669	79,463
Note payable – related party	200,000	200,000
Shareholder deposits	--	250
Advances from shareholder	166,817	116,817
Total Current Liabilities	793,254	755,212

Long Term Liabilities:
Long term note payable – related party	500,000	500,000
Total Long Term Liabilities	500,000	500,000

Total Liabilities	1,293,254	1,255,212

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
282,012,274 and 282,012,274 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	282,012	282,012
Capital in excess of par value	4,431,009	4,431,009
Deficit accumulated during the exploration stage	(5,999,765)	(5,919,194)
Total Stockholders’ Deficiency	(1,286,744)	(1,206,173)

Total Liabilities and Stockholders’ Deficiency	$6,510	$49,039

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		January 1, 2004 (date of inception of exploration stage) to March 31,
	2010	2009	2010

Revenue:
Total Revenue	$--	$--	$--

Expenses:
Mineral exploration costs	18,631	39,929	927,418
Professional fees	30,098	19,604	769,233
Compensation & management fees	10,500	19,817	1,467,201
Depreciation & amortization	72	71	15,029
General & administrative	7,736	15,773	499,426
Total Operating Expenses	67,037	95,194	3,678,307

Net (Loss) from Operations	$(67,037)	$(95,194)	$(3,678,307)

Other Income and Expenses
Interest income	--	--	2,939
Other income	--	--	3,535
Interest expense	(13,207)	(8,088)	(153,672)
Other expense	(327)	(50)	(377)
Loss on disposal of assets	--	(7,902)	(20,531)
Loss on divestiture of subsidiary	--	--	(99,472)
Total Other Income and Expenses	(13,534)	(16,040)	(267,578)

Net (Loss)	$(80,571)	$(111,234)	$(3,945,885)

Weighted Average Shares
Common Stock Outstanding (Basic and diluted)	282,012,274	279,262,274

Net Loss Per Common Share
(Basic and diluted)	$(0.00)	$(0.00)

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		January 1, 2004 (date of inception of exploration stage) to March 31,
	2010	2009	2010
Cash flows from operating activities:
Net (loss)	$(80,571)	$(111,234)	$(3,945,885)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	72	71	15,030
Loss on disposal of assets	--	8,402	20,531
Loss on divestiture of subsidiary	--	--	99,472
Common stock issued for services	--	--	211,500
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	--	4,881	79,795
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payables and accrued expenses	(24,914)	(20,230)	303,599
Accrued interest on related party notes	13,206	--	74,270
Shareholder deposits	(250)	(6,750)	--
Net cash used in operating activities	(92,457)	(124,860)	(2,982,402)

Cash flows from investing activities:
Proceeds from disposal of assets	--	--	499
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(28,856)

Cash flows from financing activities:
Repayments of long term borrowings	--	--	(25,000)
Proceeds from exercise of warrants	--	--	4,000
Proceeds from advances from shareholder	50,000	--	166,817
Proceeds from notes payable – related party	--	170,000	725,000
Proceeds from sale of common stock	--	3,375	1,782,426
Net cash provided by financing activities	50,000	173,375	2,653,243

Net increase (decrease) in cash and cash equivalents	(42,457)	48,515	(358,015)
Cash and cash equivalents, beginning of period	48,588	8,889	364,146

Cash and cash equivalents, end of period	$6,131	$57,404	$6,131

Supplemental non-cash financing activities:
Common stock issued for deposits	$0	0	$3,750

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010
A.      BASIS OF PRESENTATION

The interim consolidated financial statements of International Star, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2010 and 2009, are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2010, and the results of its operations and cash flows for the three months ended March 31, 2010.

The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results for a full year period.

B.      SIGNIFICANT ACCOUNTING POLICIES

1.      Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary).  Qwik Track, Inc. has no assets and has not had any operations during the previous three years.

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

3.      Dividend Policy

The Company did not declare or pay any dividends during the quarters ended March 31, 2010 and 2009.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

5.      Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares issued and outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.  At March 31, 2010, the Company had no common equivalent shares of stock outstanding.

6.      Comprehensive Income

The Company reports any foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income.  Such amounts are immaterial and have not been reported separately.  The Company had no other forms of comprehensive income since inception.

7.      Stock Based Compensation

The Company accounts for its stock based compensation and stock options using the fair value method.  Under this method, share-based awards are fair valued and the related stock compensation expense, when applicable, is reported in the current financial statements.

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

9.      Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, prepaid expenses, accounts payable and accrued expenses, notes payable, shareholder deposits and advances from shareholder.

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

During the three months ended March 31, 2010, the Company did not issue any shares of common stock.  There were no outstanding stock warrants or stock options at March 31, 2010.

E.      LONG TERM NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc.on December 3, 2007.  This Company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is  collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by or having an interest in now or in the future in the Detrital Wash and Wickieup properties located in Mohave County, Arizona along with any future claims acquired by the Company.  At March 31, 2010, the Company had borrowed $500,000 under the terms of this loan agreement and had accrued interest of $49,455.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2010.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 1, 2008.  Under terms of the agreement, the Company has an available credit line of $200,000 with interest accruing at 10% per annum. The interest rate increased from 10% to 18% per annum as of March 31, 2009, which was the Maturity date of the Note.  At March 31, 2010, the Company had borrowed $200,000 under the terms of this loan agreement, and had accrued interest of $43,214.

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

G.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 24, 2010, which is the date the financial statements were issued.

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

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2009, as further explained in our Annual Report on Form 10-K for the year ended December 31, 2009.  In recognition of these trends, our independent registered accountants included cautionary statements in their report on our financial statements for the year ended December 31, 2009, that expressed “substantial doubt” regarding our ability to continue as a going concern.  Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

Our ability to continue as a going concern is dependent on obtaining additional working capital.  Our management has developed a long-term strategy for generating revenues from our mineral properties, with a short-term focus on obtaining additional equity or debt funding until such operating revenues can be generated.  We will continue to consider and pursue available and feasible options to raise additional capital to fund our operating costs and to continue work on establishing the existence of mineral reserves within our properties to enable us to seek feasible revenue generating opportunities.  We do not anticipate generating any revenue from our mineral properties during the second quarter of 2010.

During the fourth quarter of 2009 and the first quarter of 2010, we obtained cash advances from our Chairman to satisfy our current obligations and to continue exploration work on our Detrital Wash Property through the first quarter of 2010.  See “– GENERAL – Financing.”  We will need to raise additional equity or debt financing to fund our operating costs and our planned mineral exploration work and to service our current debt obligations for the remainder of 2010, unless and until we are able to generate substantial revenues from our mineral properties.  If we do not obtain substantial additional financing, we may not have sufficient capital to continue operating as a public company or at all beyond the second quarter of 2010.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

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

Our Detrital Wash Property consists of approximately 83 lode claims located in the Black Mountains in the Detrital Wash area in northwestern Arizona.  These claims were staked by the Company over or nearby the Company’s previous placer claims acquired in 1998 through a mineral lease and in 2004 through an exploration rights agreement.  We released all of our placer claims in the Detrital Wash Property in 2008 due to insufficient placer mineralization.  We have recorded 79 of our existing lode claims with the BLM and Mohave County.  These lode claims cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by geochemical assays of mineral samples performed for the Company in 2008 and 2009 by licensed independent labs and evaluated according to National Instrument (NI) 43-101 standards, as well as other areas where we have obtained evidence of mineralization occuring in the bedrock.  Based on the presence of gold and silver producing mines in the Black Mountains area and the data we have collected, we believe deposits of precious and base metals may exist within the Detrital Wash Property.  We cannot assure that we will discover such deposits or that, if such deposits are discovered, we will be able to commercially produce such mineral deposits.

Historically, from time to time, various third parties have located or attempted to locate placer and lode claims over portions of our lode claim holdings in the Detrital Wash Property.  As of this Report, we do not believe there are currently any valid claims conflicting with our existing claims in this area.  We plan to continue to monitor for and investigate any claims that appear to conflict with our Detrital Wash lode claims.  We believe our lode claims are properly located and that we have valid and superior legal interest in these properties over any subsequent claim holders.

During 2009, our Chairman, on behalf of the Company, paid a total of $10,500 in annual maintenance fees to the BLM for 75 previously recorded lode claims in the Detrital Wash Property.  We have agreed to reimburse our Chairman for this payment.  We did not incur any filing or maintenance fees for our claims in the Detrital Wash Property during the first quarter of 2010.

Operations

In 2008, our geology and mining engineer consultants developed a program of testing geological samples from our Detrital Wash Property for mineralization and mapping the existing geology.  Assay results from the initial phases of this program during 2008 and 2009 indicate significant copper and molybdenum mineralization in the areas of our Detrital Wash claims as well as the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  Based on the results of these assays, we have progressively modified our claim holdings in the Detrital Wash area to focus our limited financial resources on the areas that we believe, based on the assessments of our geologists, hold the most significant potential for mineral reserves.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Exploration Program” for more information regarding our exploration program.  During 2010, we plan to continue to evaluate our claim holdings based on the results of our exploration work.

During the first quarter of 2010, we obtained BLM approval and conducted drilling work on certain areas of our Detrital Wash Property showing high mineralization results from our previous assays.  We have assayed the mineral samples collected from this drilling and have conducted additional geological mapping of these areas.  We are currently evaluating this data to assess the value of our existing properties and to determine the next phase of our exploration work.  Based on this determination and subject to available funding, we plan to conduct further geochemical and geophysical testing as needed to complete our assessment of the mineral reserve potential of these properties.

We are currently considering potential options to raise additional capital to fund our planned exploration work and our operating and compliance costs for the remainder of 2010.  We believe we will need to raise approximately $500,000 to substantially complete our next phase of exploration work and to fund our operations for the remainder of 2010.  Subject to available funding and the assessment of our geologists, we plan to record any unfiled claims which show significant potential for mineral reserves, and we may locate additional claims or release existing claims depending on our assessments of their mineral potential and available funds.  We also plan to continue to seek potential joint venture opportunities to complete the exploration work and to bring the property to the production stage should sufficient reserves be established.  However, we have limited financial resources and cannot guarantee that we will have, or be able to obtain, the necessary funds to conduct our planned exploration activities.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Plan of Operation” and “ – Going Concern.”

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

In 2009, our Chairman, on behalf of the Company, paid an aggregate of $5,880 in annual maintenance fees to the BLM for the Wikieup Property.  We have agreed to reimburse our Chairman for this payment.  We did not incur any filing or maintenance fees for our claims in the Wikieup Property during the first quarter of 2010.

Operations

Due to our limited financial resources, we do not currently have plans to engage in development activities on the Wikieup Property during 2010.  Should adequate financing become available in the future, management may implement an aggressive campaign to identify through accepted geological processes any mineralization occurring on our Wikeiup claims.

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

Our current management has engaged consultants who have developed an exploration plan involving various methods of geochemical and geophysical testing, in compliance with industry standards, to determine whether mineral reserves exist on our properties.  We have conducted mapping and sampling activities as part of this plan, including multiple phases of assaying collected geological samples.  We believe the assay results obtained thus far justify implementation of further phases of this exploration plan.  See “– GENERAL – Plan of Operation.”  However, further implementation of this plan is dependent our obtaining additional debt or equity financing.

We are currently pursuing options to obtain funding to continue exploration work on our properties and to fund our current and future operating and compliance costs.  As of this Report, we have not yet obtained the necessary level of funds to further implement our exploration program on our Detrital Wash Property or to fund our operating and compliance costs through and beyond the second quarter of 2010.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of March 31, 2010, our total assets are $6,510, consisting of $6,131 in cash and $379 in property and equipment, net of depreciation.  Our total assets at December 31, 2009, were $49,039 consisting of $48,588 in cash and $451 in property and equipment, net of depreciation.  The decrease in our total assets during the three months ended March 31, 2010, is attributable to the reduction in our cash due to the use of the funds advanced by our Chairman in November 2009 and January 2010 to pay our exploration and other operating expenses during the first quarter of 2010, which consisted largely of costs associated with our drilling, assaying, sampling and mapping activities, legal compliance expenses accrued during 2009, and our payment of an outstanding balance owed to the IRS for unpaid payroll taxes, penalties and interest from 2006.  See “LEGAL PROCEEDINGS” for more information regarding the IRS matter.  We anticipate our remaining cash being depleted during the second quarter of 2010 unless we are able to raise additional funds to support our continued operations.

Our total liabilities as of March 31, 2010, are $1,293,254, an increase of $38,042 over total liabilities at December 31, 2009, of $1,255,212.  This increase is attributable largely to an additional $50,000 cash advance provided by our Chairman in the first quarter of 2010 to fund our exploration activities and general operating and compliance costs during the period, along with an additional $13,206 in accrued interest on our two lines of credit obtained in December 2007 and December 2008, respectively, which we have been unable to pay due to a lack of funds.  See Footnote E in the Notes to the Consolidated Financial Statements and “– GENERAL – Financing” for more information about our lines of credit.  These increases were offset in part by modest decreases in our accounts payable and accrued expenses due to the use of available funds to pay current operating expenses during the quarter and certain outstanding expenses, as described above.  We anticipate that our liabilities during the second quarter of 2010 will depend substantially on the amount of additional financing, if any, we are able to raise to fund our short-term operating and exploration costs, whether such financing is in the form of equity or debt, our determination as to the next phase of exploration work on our Detrital Wash Property, and our ability to implement any planned exploration activity during the quarter.

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Net Loss.  Our net loss for the quarter ended March 31, 2010, was $80,571, compared to a net loss of $111,234 during the quarter ended March 31, 2009, a decrease of 27.57%.  The decrease in our net loss for the first quarter of 2010 over the first quarter of 2009 was due primarily to lower mineral exploration costs, compensation and management fees and general and administrative expenses during the first quarter of 2010 as compared to the same period in 2009.  These decreases were partially offset by increases in professional fees and interest expense.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the three-month period ended March 31, 2010, was $18,631, compared to $39,929 for the three-month period ended March 31, 2009, a decrease of $21,298, or 53.34%.  This significant decrease resulted primarily from our much smaller group of mineral claims in the Detrital Wash Property as compared to the first quarter of 2009, as the result of our decision to significantly reduce our lode claim holdings during the second quarter of 2009 in light of our limited financial resources and to narrow our exploration efforts to areas that we believe contain the highest potential for mineral reserves.  Mineral exploration costs during the first quarter of 2010 consisted primarily of fees and expenses paid to our geologists and other third parties in connection with our drilling, assaying, sampling and mapping activities on our Detrital Wash Property.  During the first quarter of 2009, our exploration costs consisted of expenses related to assaying of previously collected mineral samples from our Detrital Wash Property, paying claim filing fees, and general maintenance of our Detrital Wash claims.

Professional Fees Expense.  Professional fees expense for the first quarter of 2010 increased over the same period in 2008 by $10,494, or 53.52%, to $30,098, compared to $19,604 during the first quarter of 2009.  Our professional fees for the first quarter of 2010 consisted mostly of fees paid to our consultant geologists for work related to our exploration program during the fourth quarter of 2009 and the first quarter of 2010.  Our professional fees for the first quarter of 2009 consisted primarily of payments for legal compliance expenses incurred during 2008.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the first quarter of 2010 decreased by $9,317, or 47.02%, from $19,817 during the first quarter of 2009 to $10,500 during the first quarter of 2010.  This substantial decrease was due primarily to our payment in January 2009 of accrued compensation to our president from the fourth quarter of 2008.  Compensation and management fees expense during the first quarter of 2010 consisted of salary earned by our President during the three-month period.

Depreciation and Amortization Expense.  Depreciation and amortization expense was essentially unchanged from the first quarter of 2009 to the first quarter of 2010.

General and Administrative Costs Expense.  Our general and administrative costs decreased by $8,037, or 50.95%, to $7,736 during the quarter ended March 31, 2010, compared to $15,773 during the quarter ended March 31, 2009.  The decrease in general and administrative expense is attributable primarily to more limited operating activity during the first quarter of 2010 as compared the same period in 2009 due to our more limited operating funds.

Interest Income and Other Income.  We did not have any interest income or other income during the three-month period ended March 31, 2010, or during the same period in 2009.

Interest Expense.  During the first quarter of 2010, we incurred interest expense of $13,207 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  The 63.29% increase in our interest expense from $8,088 for the first quarter of 2009 is due to the incremental borrowing of funds during the first quarter of 2009 from our December 2008 line of credit and the increase in the interest rate on the December 2008 line of credit from 10% to 18% as of its maturity date on March 31, 2009.  See “– GENERAL – Financing” and Footnote E in the Notes to the Consolidated Financial Statements.  We have thus far been unable to repay either of our lines of credit due to our limited funds.

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

During the first quarter of 2010, we have completed a limited phase of drilling on our Detrital Wash Property.  We drilled 10 holes in various locations on our Detrital Wash Property where previous sampling had indicated evidence of mineralization.  Samples were taken from the drill holes and nearby areas and submitted for assay at the Skyline lab in Tucson.  We also obtained additional mapping of the geology in the Detrital Wash Property and nearby areas.  We have received the results of these assays from Skyline as well as the new mapping and are evaluating this data and assessing the additional work needed to determine the commercial viability of our exploration program.  Based on our initial assessment, subject to available funding, we believe further exploration work on the Detrital Wash Property is warranted.

Plan of Operation

Our management, in consultation with our geologists, is working to develop a short-term plan for further exploration on the Detrital Wash Property, which may include additional drilling, close-order geochemical work, and additional geologic mapping and sampling.  In conjunction with this work, we may locate additional claims or release existing claims as warranted by the ongoing exploration results and as funding permits.  Subject to available funding and the assessment of our geologists, we intend to record any unfiled claims that show significant potential for mineral reserves.  Management’s goal is to bring the data on the Detrital Wash Property to a sufficient level to attract a joint venture or other sale or lease opportunity with a larger resource entity or investor to provide additional capital and infrastructure to complete the exploration program and bring the property to the production stage should mineral reserves be established.  During 2010, we intend to continue to seek potential joint venture opportunities to fund any further exploration work needed toward the establishment of precious and base metal reserves in the Detrital Wash Property and assessment of the feasibility of extracting potential mineral deposits on these properties.

We believe the results obtained thus far show sufficient mineralization to warrant further exploration of the properties.  However, we will need to obtain additional capital resources to continue such exploration activity.  We are currently considering options to pursue additional financing during the second quarter of 2010 to fund our operating expenses for the remainder of 2010 and to complete our exploration work.  We believe we will need to raise approximately $500,000 to complete our potential drilling, geochemical work, and additional sampling and mapping and to fund our current operations for the remainder of the year.  We will continue to consider all available financing options as well as any opportunities that may arise to sell or lease our interest in our properties that we believe would be favorable to our shareholders.

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

We do not presently plan to conduct development activities on the Wikieup Property during 2010.  Should adequate financial resources become available in the future, we may aggressively pursue a program to identify any mineralization occurring on the Wikieup Property.  See “PROPERTIES – Wikieup, Arizona Property.”

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

Historically, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  During 2009, our Chairman of the Board paid certain corporate filing fees and annual maintenance fees on our mining claims on behalf of the Company in an aggregate amount of $16,817.  In November 2009, our Chairman advanced $100,000 to the Company to be used as working capital.  Our Chairman advanced an additional $50,000 to the Company in January 2010 to be used as working capital.  We have agreed to reimburse the Chairman for these advanced funds.  As of this Report, we have not made any reimbursement payments to the Chairman for the advanced funds.

The Company has in the past obtained debt financing through lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  We currently have outstanding principal balances of $500,000 and $200,000 from two lines of credit obtain from KRFH in December 2007 and December 2008, respectively.  These funds have been used to pay our operating and exploration expenses during 2008 and 2009, and no additional funds are available under these lines of credit.  See Footnote E to the Financial Statements for more information regarding our lines of credit from KRFH.

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

We did not obtain any funds through debt financing or through sales of our equity securities during the three months ended March 31, 2010.

We have used the funds advanced by our Chairman to fund our operating and compliance costs during the first quarter of 2010.  We plan to use the remaining amount of these funds to partially fund our operating and compliance costs during the second quarter of 2010.  However, as of this Report, we do not have sufficient funds to satisfy our current obligations beyond the second quarter of 2010.  We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs, and we do not anticipate achieving any revenues through the second quarter of 2010.  We must raise additional funds through debt or equity financings to continue our operations through and beyond the second quarter of 2010 and to service our existing debt obligations from our December 2007 and December 2008 lines of credit.  We can provide no assurance that we will be able to raise the funds necessary for the repayment of the lines of credit and for our continued operations on terms favorable to us or at all.

LIQUIDITY

Liquidity and Capital Resources

	Three months ended March 31,
	2010	2009
Net cash used in operating activities	$(92,457)	$(124,860)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	50,000	173,375

General

Overall, we had negative cash flows of $42,457 for the three months ended March 31, 2010, resulting from $92,457 used in our operating activities and $50,000 provided by our financing activities.  No cash was provided by investing activities during the three months ended March 31, 2010.  For the three months ended March 31, 2009, we had positive cash flows of $48,515.  The large negative difference in cash flows for the three-month period ended March 31, 2010, versus the same period in 2009 reflects $123,375 less cash provided by financing activities, offset in part by $32,403 less cash used for operating activities, during the interim period in 2010 compared to the respective amounts during the same period in 2009.

Cash Used in Our Operating Activities

For the three-month period ended March 31, 2010, net cash used in our operating activities was $92,457, a decrease of $32,403 from the same period in 2009.  This decrease was due primarily to the $30,663 decrease in our net loss for the interim period in 2010 over the interim period in 2009, which resulted primarily from the smaller amounts expended for our mineral exploration activity on our Detrital Wash Property and the reduced compensation and administrative expenses for the first quarter of 2010 compared to the first quarter of 2009.  The additional accrued interest and larger decrease in accounts payable and accrued expenses in the first quarter of 2010 largely offset the loss on our sale and disposal of our trailer and all-terrain vehicles, the decrease in accounts receivable and prepaid expenses related to our assays, and the decrease in shareholder deposits during the first quarter of 2009.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $50,000 during the three-month period ended March 31, 2010, was comprised of the $50,000 cash advance provided by our Chairman in January 2010.  This reflects a decrease of $123,375 as compared to net cash provided by financing activities during the three months ended March 31, 2009.  Net cash provided by financing activities during the first three months of 2009 resulted from $170,000 in funds borrowed under a line of credit obtained by the Company in December 2008 and $3,375 recognized in connection with the sale of our common stock upon exercise common stock warrants.

Internal Sources of Liquidity

For the three-month period ended March 31, 2010, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

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

We received advances of funds from our Chairman of the Board totaling $116,817 during 2009 and an additional $50,000 in January 2010.  See “– GENERAL – Financing.”  We have used most of these funds to pay operating expenses for the fourth quarter of 2009 and to fund our exploration work and operating expenses during the first quarter of 2010.  We intend to use the remaining amount of these funds to fund a portion of our operating and compliance costs for the second quarter of 2010.  However, because we presently do not have sufficient cash reserves or revenues to fund our current operating and compliance costs or to fund our repayment of our debt obligations, we will need to raise other funds in the second quarter of 2010 through debt or equity financings.  We can provide no assurance that we will be able to raise the necessary funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations in the first quarter of 2010, and does not expect that it will in the second quarter of 2010, except to the extent higher fuel and energy prices could materially and adversely impact the Company by increasing costs for our exploration program and any travel related expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, March 31, 2010.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

(b)      Internal Control over Financial Reporting

There was no change in our internal control that occurred during the three-month period ended March 31, 2010, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

During the second quarter of 2009, the Company received a notice of balance due from the Internal Revenue Service (IRS), dated June 8, 2009, demanding payment in the amount of $15,125 for unpaid taxes, penalty and interest.  The outstanding liability included $8,811 in unpaid taxes, $4,273 in penalty and $2,041 in interest.  The unpaid taxes consist of payroll taxes which were not remitted by a former officer of the Company for the tax period of September 30, 2006.  We reviewed the matter and concluded that the taxes owed were properly calculated.  We contacted the IRS in attempt to resolve the outstanding balance and to request relief from the penalty and interest owed.  We received a letter from the IRS dated March 15, 2010, denying our request for relief.  On March 22, 2010, we submitted payment to the IRS for the full outstanding liability, including penalty and interest calculated through March 25, 2010, in the amount of $15,900.  We have received a notice from the IRS, dated April 19, 2010, confirming that this payment was received and has been applied to the outstanding balance for the period in question.

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  Except as described above, at March 31, 2010, we know of no other current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 1A.                      RISK FACTORS

The business of mineral exploration is inherently speculative and involves a number of general risks which could materially adversely affect our results of operation and financial condition, including among others, our ability to raise necessary capital, the rarity of commercial mineral deposits, environmental and other laws and regulations, physical dangers to personnel associated with exploration activity, and political events.  As of March 31, 2010, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2009.  See the discussion of our risk factors in the Form 10-K, as filed with the SEC.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 (RESERVED)

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

INTERNATIONAL STAR, INC.

Date:  May 24, 2010                                                                                     By:  /s/ Sterling M. Redfern
         Sterling M. Redfern
         President and Director

Date:  May 24, 2010                                                                                     By:  /s/ Jacqulyn B. Wine
         Jacqulyn B. Wine
         Secretary, Treasurer/Chief
         Financial Officer and Director