Form 10-Q
period 2010-06-30
INTERNATIONAL STAR INC
filed 2010-09-10
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

As of September 1, 2010, there were 282,012,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2010

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2009.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of June 30, 2010, and its results of operations and its cash flows for the six-month period ended June 30, 2010.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)

ASSETS	June 30,	December 31,
	2010	2009
Current Assets:
Cash	$4,430	$48,588
Prepaid expenses	--	--
Total Current Assets	4,430	48,588

Property and Equipment
– net of accumulated depreciation of $1,275 at June 30, 2010 and
$1,133 at December 31, 2009	309	451

Total Assets	$4,739	$49,039

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$348,510	$334,995
Accrued expenses	27,565	23,687
Accrued interest on note payable – related party	117,405	79,463
Note payable – related party	200,000	200,000
Shareholder deposits	--	250
Advances from shareholder	200,000	116,817
Total Current Liabilities	893,480	755,212

Long Term Liabilities:
Long term note payable – related party	500,000	500,000
Total Long Term Liabilities	500,000	500,000

Total Liabilities	1,393,480	1,255,212

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
282,012,274 and 282,012,274 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	282,012	282,012
Capital in excess of par value	4,433,934	4,431,009
Deficit accumulated during the exploration stage	(6,157,762)	(5,919,194)
Total Stockholders’ Deficiency	(1,388,741)	(1,206,173)

Total Liabilities and Stockholders’ Deficiency	$4,739	$49,039

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		January 1, 2004 (date of inception of exploration stage) to
	2010	2009	2010	2009	June 30, 2010

Revenue:
Total Revenue	$--	$--	$--	$--	$--

Expenses:
Mineral exploration costs	2,709	3,600	21,340	43,529	930,127
Professional fees	51,255	22,789	81,353	42,392	820,488
Compensation & management fees	66,500	3,500	77,000	23,317	1,533,701
Depreciation & amortization	70	72	142	144	15,099
General & administrative	12,727	12,127	20,463	27,900	512,153
Total Operating Expenses	133,261	42,088	200,298	137,282	3,811,568

Net (Loss) from Operations	$(133,261)	$(42,088)	$(200,298)	$(137,282)	$(3,811,568)

Other Income and Expenses:
Interest income	$--	$--	$--	$--	$2,939
Other income	--	--	--	--	3,535
Interest expense	(24,736)	(12,466)	(37,943)	(20,553)	(178,408)
Other expense	--	--	(327)	(50)	(377)
Loss on disposal of assets	--	--	--	(7,902)	(20,531)
Loss on divestiture of subsidiary	--	--	--	--	(99,472)
Total Other Income (Expense)	(24,736)	(12,466)	(38,270)	(28,505)	(292,314)

Net (Loss)	$(157,997)	$(54,554)	$(238,568)	$(165,787)	$(4,103,882)

Weighted Average Shares
Common Stock Outstanding
(Basic and Diluted)	282,012,274	279,512,274	282,012,274	279,512,274

Net Loss Per Common Share
(Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		January 1, 2004 (date of inception of exploration stage) to June 30,
	2010	2009	2010
Cash flows from operating activities:
Net (loss)	$(238,568)	$(165,787)	$(4,103,882)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	142	144	15,100
Loss on disposal of assets	--	8,401	20,531
Loss on divestiture of subsidiary	--	--	99,472
Stock based compensation expense	56,000	--	56,000
Common stock issued for services	--	--	211,500
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	--	9,761	79,795
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payables and accrued expenses	17,393	(6,635)	345,907
Accrued interest on related party notes	37,942	--	99,005
Shareholder deposits	(250)	(7,500)	--
Net cash used in operating activities	(127,341)	(161,616)	(3,017,286)

Cash flows from investing activities:
Proceeds from disposal of assets	--	--	499
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(28,856)

Cash flows from financing activities:
Repayments of long term borrowings	--	--	(25,000)
Proceeds from exercise of warrants	--	--	4,000
Proceeds from advances from shareholder	83,183	--	200,000
Prior year tax refunds	--	3,522	3,522
Proceeds from notes payable – related party	--	170,000	725,000
Proceeds from sale of common stock	--	--	1,782,426
Net cash provided by financing activities	83,183	173,522	2,686,426

Net increase (decrease) in cash and cash equivalents	(44,158)	11,906	(359,716)
Cash and cash equivalents, beginning of period	48,588	8,889	364,146

Cash and cash equivalents, end of period	$4,430	$20,795	$4,430

Supplemental non-cash financing activities:
Common stock issued for deposits	$--	$3,750	$3,750

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

A.	BASIS OF PRESENTATION

The interim consolidated financial statements of International Star, Inc. and subsidiaries (the “Company”) for the six months ended June 30, 2010 and 2009, are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2010, and the results of its operations and cash flows for the six months ended June 30, 2010.

The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results for a full year period.

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

The Company did not declare or pay any dividends during the six months ended June 30, 2010 and 2009.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

5.	Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares issued and outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.  At June 30, 2010, the Company had no common equivalent shares of stock outstanding.

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

D.	COMMON STOCK

During the six months ended June 30, 2010, the Company did not issue any shares of common stock.

E.	NOTE PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is  collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At June 30, 2010, the Company had borrowed $500,000 under the terms of this loan agreement and had accrued interest of $63,246.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2012.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 1, 2008.  Under terms of the agreement, the Company has an available credit line of $200,000 with interest accruing at 10% per annum.  The interest rate increased from 10% to 18% per annum as of March 31, 2009, which was the maturity date of the Note.  At June 30, 2010, the Company had borrowed $200,000 under the terms of this loan agreement, and had accrued interest of $54,159.

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

G.	STOCK OPTIONS

On April 28, 2010, the Company issued 10,000,000 stock options to its President.  These options are fully vested as of the grant date, have a contractual term of 5 years, and are exercisable at $0.01 per share.  The Company uses the Black-Scholes model to estimate the fair value of its options.  Assumptions used in calculating the fair value for these options were as follows:  Exercise price of stock option – $0.01; Fair value of stock – $0.01; Expected term – 5 years; Expected volatility – 0.69; Expected dividends – $0.01; Risk free interest rate – 0.43%.  Using these assumptions, we estimated the grant date fair value of these options to be $0.0056 per option, or $56,000.  This amount was recorded as compensation expense in our financial statements for the period ended June 30, 2010.  As no options were exercised subsequent to grant date, all 10,000,000 options are still outstanding.  Other information regarding the number of options outstanding and exercisable at June 30, 2010 is as follows:

	Outstanding	Exercisable
Number of options	10,000,000	10,000,000
Weighted average contractual term (years)	5.0	5.0
Weighted average exercise price	$0.01	$0.01
Aggregate intrinsic value	$0	$0

H.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 10, 2010, which is the date the financial statements were issued.

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

Our ability to continue as a going concern is dependent on obtaining additional working capital.  Our management has developed a long-term strategy for generating revenues from our mineral properties, with a short-term focus on obtaining additional equity or debt funding until such operating revenues can be generated.  We will continue to consider and pursue available and feasible options to raise additional capital to fund our operating costs and to continue work on establishing the existence of mineral reserves within our properties to enable us to seek feasible revenue generating opportunities.  We do not anticipate generating any revenue from our mineral properties during the third quarter of 2010.

During the fourth quarter of 2009 and the first and second quarters of 2010, we obtained cash advances from our Chairman to satisfy a portion of our current operating and exploration expenses through the second quarter of 2010.  See “– GENERAL – Financing.”  We will need to raise additional equity or debt financing to fund our operating costs and our planned mineral exploration work and to service our current debt obligations for the remainder of 2010, unless and until we are able to generate substantial revenues from our mineral properties.  If we do not obtain substantial additional financing, we may not have sufficient capital to continue operating as a public company or at all beyond the third quarter of 2010.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

Our Properties

We currently hold interests in properties that we believe show potential for mineral development.  These properties consist of unpatented mining claims located on federal public land managed by the United States Department of Interior, Bureau of Land Management (“BLM”).  We are obligated to pay a maintenance fee to the BLM of $189 per claim plus a $14 local filing fee for each newly filed claim and $140 per claim per year for each existing claim.

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

Detrital Wash, Mohave County, Arizona Property

Property and Location

As of the date of this filing, our Detrital Wash property (the “Detrital Wash Property”) consists of approximately one square mile of land located approximately 56 miles from Las Vegas, Nevada, and 22 miles south of the Hoover Dam on U.S. Highway 93, Mohave County, Arizona.  The property is easily accessed by partially paved entry off Highway 93 and has availability to electricity and water.

Our Detrital Wash Property consists of approximately 18 lode claims located in the Black Mountains in the Detrital Wash area in northwestern Arizona.  These claims were staked by the Company over or nearby the Company’s previous placer claims acquired in 1998 through a mineral lease and in 2004 through an exploration rights agreement.  We released all of our placer claims in the Detrital Wash Property in 2008 due to insufficient placer mineralization.  We have recorded our existing lode claims with the BLM and Mohave County.  These lode claims cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by geochemical assays of mineral samples performed for the Company by licensed independent labs and evaluated according to National Instrument (NI) 43-101 standards, as well as other areas where we have obtained evidence of mineralization occuring in the bedrock.  Based on the presence of gold producing mines in the Black Mountains area and the data we have collected, we believe deposits of precious and base metals may exist within the Detrital Wash Property.  We cannot assure that we will discover such deposits or that, if such deposits are discovered, we will be able to commercially produce such mineral deposits.

Prior to September 1, 2010, we held approximately 78 recorded lode claims in our Detrital Wash Property.  During the second quarter of 2010, we analyzed the assay and mapping data we have collected since 2008 and the results of our drilling, mapping and assay work during the first quarter of 2010 on these claims.  Based on this analysis and the recommendations of our geologists, we believe further exploration work is needed to determine the mineral deposit potential with respect to 18 of our Detrital Wash claims, and therefore, we have renewed these 18 claims for the coming year.  However, we do not believe the remaining 60 claims in the Detrital Wash Property exhibit sufficient mineralization to warrant additional exploration work.  Therefore, we allowed these claims to expire on August 31, 2010.

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

During the first six months of 2010, we paid a total of $615 in filing fees for claims in the Detrital Wash Property.  Subsequent to June 30, 2010, our Chairman, on behalf of the Company, paid a total of $2,520 in annual maintenance fees to the BLM for the 18 previously recorded lode claims in the Detrital Wash Property.  We have agreed to reimburse our Chairman for this payment.

Operations

In 2008, our geology and mining engineer consultants developed a program of testing geological samples from our Detrital Wash Property for mineralization and mapping the existing geology.  Assay results from the initial phases of this program during 2008 and 2009 indicate significant copper and molybdenum mineralization in the areas of our Detrital Wash claims as well as the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  Based on the results of these assays, we have progressively modified our claim holdings in the Detrital Wash area to focus our limited financial resources on the areas that we believe, based on the assessments of our geologists, hold the most significant potential for mineral reserves.  During 2010, we have conducted drilling and additional sampling and mapping work on certain areas of our Detrital Wash Property showing high mineralization results from our previous assays in an effort to further assess the extent and value of the mineralization in our claim holdings.  Subject to available funding, we plan to continue geochemical and geophysical testing as needed to complete our assessment of the mineral reserve potential of these properties.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Exploration Program” for more information regarding our exploration program.

We are currently pursuing options to raise additional capital to fund our planned exploration work and our operating and compliance costs for the remainder of 2010.  We believe we will need to raise approximately $200,000 to implement our next phase of exploration work and to fund our operations for the remainder of 2010.  Subject to available funding and the assessment of our geologists, we may locate additional claims or release existing claims depending on our assessments of their mineral potential and available funds.  We also plan to continue to seek potential joint venture opportunities to complete the exploration work and to bring the property to the production stage should sufficient reserves be established.  However, we have limited financial resources and cannot guarantee that we will have, or be able to obtain, the necessary funds to conduct our planned exploration activities.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Plan of Operation” and “ – Going Concern.”

Wikieup, Arizona Property

As of September 1, 2010, we no longer hold any mining claims in our former Wikieup property (the “Wikieup Property”).  The Wikieup Property formerly consisted of 42 lode claims comprising approximately 840 acres in the Hualapai Mountain Range at Wikieup, Arizona.  We acquired the Wikieup claims from Gold Standard Mines, Inc. in March 2001 in exchange for 1,000,000 shares of our restricted common stock having an aggregate value of $400,000 as of the date of the acquisition.  We received from Gold Standard Mines a notarized quitclaim deed granting us all rights, interest and title to these claims.  The deed was subsequently recorded at the BLM office in Phoenix, Arizona, and at Mohave County in Kingman, Arizona.

Based on the significant costs expected to initiate a substantial exploration program for the Wikieup Property, we determined that exploration of the Wikieup Property would not be economically feasible at any time during the near future and that the cost to continue maintaining these claims was not justifiable given our limited financial resources.  In order to focus our resources on our Detrital Wash Property, we chose not renew the Wikieup claims beyond their expiration date on August 31, 2010.

We did not engage in any development activities or incur any filing or maintenance fees for our claims in the Wikieup Property during 2010.

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

We are currently pursuing funding to continue exploration work on our properties and to fund our current and future operating and compliance costs.  As of this Report, we have not yet obtained the necessary level of funds to further implement our exploration program on our Detrital Wash Property or to fund our operating and compliance costs through and beyond the third quarter of 2010.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of June 30, 2010, our total assets are $4,739, consisting of $4,430 in cash and $309 in property and equipment, net of depreciation.  Our total assets at December 31, 2009, were $49,039 consisting of $48,588 in cash and $451 in property and equipment, net of depreciation.  The decrease in our total assets during the six months ended June 30, 2010, is attributable to the reduction in our cash due to the use of the funds advanced by our Chairman in November 2009 and January and April 2010 to pay our exploration and other operating expenses during the first six months of 2010, which consisted largely of costs associated with our drilling, assaying, sampling and mapping activities, legal compliance expenses accrued during 2009, accounting expenses and our payment of an outstanding balance owed to the IRS for unpaid payroll taxes, penalties and interest from 2006.  We anticipate our remaining cash being depleted during the third quarter of 2010 unless we are able to raise additional funds to support our continued operations.

Our total liabilities as of June 30, 2010, are $1,393,480, an increase of $138,268 over total liabilities at December 31, 2009, of $1,255,212.  This increase is attributable largely to an additional $83,183 in cash advances provided by our Chairman in the first six months of 2010 to fund our exploration activities and general operating and compliance costs during the period, along with a $13,515 increase in accounts payable and an additional $37,942 in accrued interest on our two lines of credit obtained in December 2007 and December 2008, respectively, which we have been unable to pay due to a lack of funds.  See Footnote E in the Notes to the Consolidated Financial Statements and “– GENERAL – Financing” for more information about our lines of credit.  We anticipate that our liabilities during the third quarter of 2010 will depend substantially on the amount of additional financing, if any, we are able to raise to fund our short-term operating and exploration costs, whether such financing is in the form of equity or debt, and our ability to implement any planned exploration activity during the quarter.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Net Loss.  Our net loss for the six months ended June 30, 2010, was $238,568, compared to a net loss of $165,787 during the six months ended June 30, 2009, an increase of 43.90%.  The increase in our net loss for the first six months of 2010 over the first six months of 2009 was due primarily to significant increases in our professional fees expense, compensation and management fees expense and interest expense during the first half of 2010 as compared to the same period in 2009.  These inreases were partially offset by a significant decrease in our mineral exploration costs expense and a modest decrease in general and administrative expenses.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the six-month period ended June 30, 2010, was $21,340, compared to $43,529 for the six-month period ended June 30, 2009, a decrease of $22,189, or 50.98%.  This significant decrease was largely attributable the amounts expended in the first six months of 2009 to file new lode claims in our Detrital Wash Property and for assays of a large number of mineral samples collected from the property in 2008.  See “–GENERAL – Exploration Program.”  The decrease also reflects our decision to significantly reduce our unfiled lode claim holdings during the second quarter of 2009 in light of our limited financial resources and to narrow our exploration efforts to areas that we believe contain the highest potential for mineral reserves.  Mineral exploration costs during the first six months of 2010 consisted primarily of expenses in connection with our drilling, assaying, sampling and mapping activities on our Detrital Wash Property.  During the first six months of 2009, our exploration costs consisted of expenses related to assaying of previously collected mineral samples from our Detrital Wash Property, paying claim filing fees, and general maintenance of our Detrital Wash claims.

Professional Fees Expense.  Professional fees expense for the first six months of 2010 increased over the same period in 2009 by $38,961, or 91.91%, to $81,353, compared to $42,392 during the first six months of 2009.  Our professional fees for the first six months of 2010 consisted mostly of fees paid to our consultant geologists for work related to our exploration program, as well as costs related to general legal and accounting compliance.  The increase for the interim period of 2010 over the interim period in 2009 is mostly due to additional costs associated with our drilling, sampling and mapping activities in 2010 and ordinary legal and accounting expenses incurred in the first half of 2010 for which the comparable 2009 expenses were recognized after June 30.  Our professional fees for the first six months of 2009 consisted primarily of fees paid to our geologists and payments for legal compliance expenses incurred during 2008.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the first half of 2010 increased by $53,683, or 230.23%, from $23,317 during the first half of 2009 to $77,000 during the first half of 2010.  The over two-fold increase was due primarily to our issuance of a fully vested stock option for 10,000,000 shares of our common stock to our president in April 2010 pursuant to his employment agreement.  This increase was offset in part by the additional expense incurred in 2009 due to the payment in the first quarter of 2009 of accrued compensation to our president from the fourth quarter of 2008.

Depreciation and Amortization Expense.  Depreciation and amortization expense was essentially unchanged from the first six months of 2009 to the first six months of 2010.

General and Administrative Costs Expense.  Our general and administrative costs decreased by $7,437, or 26.65%, to $20,463 during the six-month period ended June 30, 2010, compared to $27,900 during the six-month period ended June 30, 2009.  The decrease in general and administrative expense is attributable to reduced expenditures during the first six months of 2010 as compared the same period in 2009 due to our more limited operating funds.

Interest Income and Other Income.  We did not have any interest income or other income during the six-month period ended June 30, 2010, or during the same period in 2009.

Interest Expense.  During the first half of 2010, we incurred interest expense of $37,943 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  The nearly 85% increase in our interest expense from $20,553 for the first half of 2009 is due to the incremental borrowing of funds during the first quarter of 2009 from our December 2008 line of credit and the increase in the interest rate on the December 2008 line of credit from 10% to 18% as of its maturity date on March 31, 2009.  See “– GENERAL – Financing” and Footnote E in the Notes to the Consolidated Financial Statements.  We have thus far been unable to repay either of our lines of credit due to our limited funds.

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Net Loss.  Our net loss for the quarter ended June 30, 2010, was $157,997, compared to a net loss of $54,554 during the quarter ended June 30, 2009, an increase of 189.62%.  The significant increase in our net loss for the second quarter of 2010 over the second quarter of 2009 was due primarily to significant increases in our professional fees expense, compensation and management fees expense and interest expense during the second quarter of 2010 as compared to the same period in 2009.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the three-month period ended June 30, 2010, was $2,709, compared to $3,600 for the three-month period ended June 30, 2009, a decrease of $891, or 24.75%.  This decrease is attributable primarily to our smaller mineral claim block in the Detrital Wash Property in 2010 as compared to the second quarter of 2009 and to our more limited sampling and assay activity during the second quarter of 2010 as compared to the same period in 2009.

Professional Fees Expense.  Professional fees expense for the second quarter of 2010 increased over the same period in 2009 by $28,466, or 124.91%, to $51,255, compared to $22,789 during the second quarter of 2009.  The over two-fold increase in professional fees expense for the second quarter of 2010 over the second quarter 2009 is primarily due to ordinary legal and accounting expenses incurred in the second quarter of 2010 for which the comparable 2009 expenses were recognized after June 30, 2009, along with a slight increase in fees paid to our consultant geologists during the second quarter of 2010 as compared to the same period in 2009.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the second quarter of 2010 increased from $3,500 during the second quarter of 2009 to $66,500 during the second quarter of 2010 due primarily to the expense incurred in connection with our issuance of a fully vested stock option to our president in April 2010 pursuant to his employment agreement.  Compensation and management fees expense during the second quarters of 2009 and 2010 otherwise consisted of salary to our president.

Depreciation and Amortization Expense.  Depreciation and amortization expense was essentially unchanged from the second quarter of 2009 to the second quarter of 2010.

General and Administrative Costs Expense.  Our general and administrative costs increased by $600, or 4.94%, to $12,727 during the quarter ended June 30, 2010, compared to $12,127 during the quarter ended June 30, 2009.  This slight increase is attributable primarily to additional payments made in the second quarter of 2010 for first quarter operating activities and the fact that our reductions in general and administrative expenses for the first six months of 2010 occurred mostly during the first quarter.

Interest Income and Other Income.  We did not have any interest income or other income during the three-month period ended June 30, 2010, or during the same period in 2009.

Interest Expense.  During the second quarter of 2010, we incurred interest expense of $24,736 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  The nearly two-fold increase in our interest expense from $12,466 for the second quarter of 2009 is due to the increase in the interest rate on the December 2008 line of credit from 10% to 18% as of its maturity date on March 31, 2009.  See “– GENERAL – Financing” and Footnote E in the Notes to the Consolidated Financial Statements.

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

The Skyline assay results showed anomalous gold, silver, copper and molybdenum mineralization in the areas tested, as well as other indicator and pathfinder elements for both precious and base metals deposits.  The results indicated the presence of gold and silver mineralization along trends containing historically mined deposits.  These assays also showed improved results in copper and molybdenum values from the Company’s 2008 sampling.

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

After receiving the March 2009 Skyline assay values, we conducted follow-up soil, rock chip and channel sampling to test the extent and grade of any mineralization associated with the high value samples.  In August 2009, we submitted samples collected from this follow-up program to Skyline to be analyzed with the same procedures as the previous Skyline assays.  The results of these assays showed mineralization generally consistent with the results of our previous assays.  Following these assays, we focused our efforts on preparations to conduct drilling work on the Detrital Wash Property.

During the first six months of 2010, we have completed a limited phase of drilling on our Detrital Wash Property.  We drilled 10 holes in various locations on our Detrital Wash Property where previous sampling had indicated evidence of mineralization.  Samples were taken from the drill holes and nearby areas and submitted for assay at the Skyline lab in Tucson.  We have conducted additional mapping of the geology in the Detrital Wash Property and nearby areas.  During the second quarter of 2010, we collected approximately 60 additional surface samples, which were assayed by ALS Chemex Labs in Reno, Nevada and submitted to our geologists for evaluation.  Our consultants have worked to evaluate the assay results and the mapping information in light of the historical information regarding the Detrital Wash area, and to assess the additional work needed to determine the commercial viability of our exploration program.  We have been working with our consultants to develop a short-term exploration plan for the coming months based on the data we have collected.  See “– GENERAL – Plan of Operation.”  We have also filed three additional lode claims in the Detrital Wash Property.

Subsequent to June 30, 2010, we determined not to renew 60 of our Detrital Wash claims, which we believe did not show evidence of sufficient potential for mineral deposits based on the assay and mapping data we have collected since 2008 when combined with the results of our drilling, mapping and assay work during the first quarter of 2010 on these claims.  These claims expired on August 31, 2010.  All of our other existing lode claims in the Detrital Wash Property have been renewed with the BLM until August 31, 2011.  We believe further exploration work is needed to fully evaluate the mineral reserve potential and to compile sufficient data to attract a joint venture or other opportunity to develop any reserves that are determined to exist on our properties.

Continuation of our exploration program is contingent on our raising additional capital to fund further exploration work and our continued operations.

Plan of Operation

We are currently seeking to raise additional funds to pursue additional exploration work on the Detrital Wash Property and to fund our operations for the remainder of 2010.  We believe we will need to raise approximately $200,000 to implement a new phase of further drilling, geochemical work, and additional sampling and mapping of the property and our general operating costs for the remainder of the year.

To the extent funding permits, we intend to locate additional claims or release existing claims as warranted by such exploration work and to record any unfiled claims that show significant potential for mineral reserves.  Management’s goal is to bring the data on the Detrital Wash Property to a sufficient level to attract a joint venture or other sale or lease opportunity with a larger resource entity or investor to provide additional capital and infrastructure to complete the exploration program and bring the property to the production stage should mineral reserves be established.  We plan to consider any potential joint venture opportunities that may arise to fund any further exploration work needed toward the establishment of precious and base metal reserves in the Detrital Wash Property and assessment of the feasibility of extracting potential mineral deposits on these properties.  We will also consider other available financing options as well as any opportunities that may arise to sell or lease our interest in our properties that we believe would be favorable to our shareholders.

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

Historically, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  During 2009, our Chairman of the Board paid certain corporate filing fees and annual maintenance fees on our mining claims on behalf of the Company in an aggregate amount of $16,817.  In November 2009, our Chairman advanced $100,000 to the Company to be used as working capital.  Our Chairman advanced $50,000 to the Company in January 2010 and an additional $33,183 in April 2010 to be used as working capital.  We have agreed to reimburse the Chairman for these advanced funds.  As of this Report, we have not made any reimbursement payments to the Chairman for the advanced funds.

The Company has in the past obtained debt financing through lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  We currently have outstanding principal balances of $500,000 and $200,000 from two lines of credit obtained from KRFH in December 2007 and December 2008, respectively.  These funds have been used to pay our operating and exploration expenses during 2008 and 2009, and no additional funds are available under these lines of credit.  Effective as of May 7, 2010, we amended our corporate loan agreement and promissory note with KRFH for our December 2007 line of credit to extend the maturity date for two additional years to December 3, 2012.  Under the amended terms, we are allowed to continue paying interest only on the outstanding balance until the extended maturity date.  See Footnote E to the Financial Statements for more information regarding our lines of credit from KRFH.

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

We did not obtain any funds through debt financing or through sales of our equity securities during the six months ended June 30, 2010.

We have used the funds advanced by our Chairman to fund our operating and compliance costs during the first six months of 2010.  As of this Report, we do not have sufficient funds to satisfy our current obligations for the remainder of 2010.  We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs, and we do not anticipate achieving any revenues through the second quarter of 2010.  We are currently seeking to raise additional funds through debt or equity financing to continue our operations through and beyond the third quarter of 2010 and to service our existing debt obligations from our December 2007 and December 2008 lines of credit.  We can provide no assurance that we will be able to raise the funds necessary for the repayment of the lines of credit and for our continued operations on terms favorable to us or at all.

LIQUIDITY

Liquidity and Capital Resources

	Six months ended June 30,
	2010	2009
Net cash used in operating activities	$(127,341)	$(161,616)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	83,183	173,522

General

Overall, we had negative cash flows of $44,158 for the six months ended June 30, 2010, resulting from $127,341 used in our operating activities and $83,183 provided by our financing activities.  No cash was provided by investing activities during the six months ended June 30, 2010.  For the six months ended June 30, 2009, we had positive cash flows of $11,906.  The large negative difference in cash flows for the six-month period ended June 30, 2010, versus the same period in 2009 reflects $90,339 less cash provided by financing activities, offset in part by $34,275 less cash used for operating activities, during the interim period in 2010 compared to the respective amounts during the same period in 2009.

Cash Used in Our Operating Activities

For the six-month period ended June 30, 2010, net cash used in our operating activities was $127,341, a decrease of $34,275 from the same period in 2009.  The decrease in our cash used in operating activities primarily reflects the expense incurred in connection with issuance of stock options to our president in April 2010 and increases in our accounts payable and accrued expenses and our accrued interest in the first half of 2010.  These changes were offset in part by the increase in our net loss for the interim period in 2010 over the interim period in 2009.  The increase in our accounts payable and accrued expenses during 2010 mostly reflects unpaid legal and accounting compliance costs and unpaid salary payments and is largely attributable to our more limited operating funds in 2010 compared to the same period in 2009.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $83,183 during the six-month period ended June 30, 2010, was comprised of cash advances of $50,000 and $33,183 provided by our Chairman in January 2010 and April 2010, respectively.  This reflects a decrease of $90,339 as compared to net cash provided by financing activities during the six months ended June 30, 2009.  Net cash provided by financing activities during the first six months of 2009 resulted from $170,000 in funds borrowed under a line of credit obtained by the Company in December 2008 and a $3,522 refund from prior year tax payments.

Internal Sources of Liquidity

For the six-month period ended June 30, 2010, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

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

We received advances of funds from our Chairman of the Board totaling $116,817 during 2009 and an additional $50,000 in January 2010 and $33,183 in April 2010.  See “– GENERAL – Financing.”  We have used these funds to pay operating expenses for the fourth quarter of 2009 and to fund our exploration work and operating expenses during the first six months of 2010.  Because we presently do not have sufficient cash reserves or revenues to fund our current operating and compliance costs or to fund our repayment of our debt obligations, we are currently pursuing additional debt or equity financing.  We can provide no assurance that we will be able to raise the necessary funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations in the second quarter of 2010, and does not expect that it will in the third quarter of 2010, except to the extent higher fuel and energy prices could materially and adversely impact the Company by increasing costs for our exploration program and any travel related expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2010.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

(b)      Internal Control over Financial Reporting

There was no change in our internal control that occurred during the three-month period ended June 30, 2010, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At June 30, 2010, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 1A.  RISK FACTORS

The business of mineral exploration is inherently speculative and involves a number of general risks which could materially adversely affect our results of operation and financial condition, including among others, our ability to raise necessary capital, the rarity of commercial mineral deposits, environmental and other laws and regulations, physical dangers to personnel associated with exploration activity, and political events.  As of June 30, 2010, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2009.  See the discussion of our risk factors in the Form 10-K, as filed with the SEC.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index

Exhibit No.	Description
10.1
Corporate Loan Agreement, entered into on December 3, 2007, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and International Star Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.2
Corporate Promissory Note, dated December 3, 2007, and issued by International Star Inc. to Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.3*
Amendment to Corporate Loan Agreement and Promissory Note, entered into effective May 7, 2010, by and between Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and International Star, Inc.

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

INTERNATIONAL STAR, INC.

Date: September 10, 2010	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

Date: September 10, 2010	By:	/s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Secretary, Treasurer/Chief Financial Officer and Director