Form 10-Q
period 2010-09-30
INTERNATIONAL STAR INC
filed 2010-11-22
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
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
☐  Yes     ☒ No

As of November 1, 2010, there were 282,012,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2010

PART I

FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2009.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of September 30, 2010, and its results of operations and its cash flows for the nine-month period ended September 30, 2010.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)

ASSETS	September 30,	December 31,
	2010	2009
Current Assets:
Cash	$3,613	$48,588
Prepaid expenses	--	--
Total Current Assets	3,613	48,588

Property and Equipment
– net of accumulated depreciation of $1,345 at September 30, 2010 and
$1,133 at December 31, 2009	239	451

Total Assets	$3,852	$49,039

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$385,548	$334,995
Accrued expenses	36,868	23,687
Accrued interest on note payable – related party	136,799	79,463
Note payable – related party	200,000	200,000
Shareholder deposits	--	250
Advances from shareholder	200,000	116,817
Total Current Liabilities	961,215	755,212

Long Term Liabilities:
Long term note payable – related party	500,000	500,000
Total Long Term Liabilities	500,000	500,000

Total Liabilities	1,461,215	1,255,212

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized,
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
282,012,274 shares issued and outstanding at September 30, 2010
and December 31, 2009, respectively	282,012	282,012
Capital in excess of par value	4,487,009	4,431,009
Deficit accumulated during the exploration stage	(6,226,384)	(5,919,194)
Total Stockholders’ Deficiency	(1,457,363)	(1,206,173)

Total Liabilities and Stockholders’ Deficiency	$3,852	$49,039

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
					January 1, 2004 (date of inception of
	Three months ended Sep. 30,		Nine months ended Sep. 30,		exploration stage) to September 30, 2010
	2010	2009	2010	2009

Revenue:
Total Revenue	$--	$--	$--	$--	$--

Expenses:
Mineral exploration costs	2,683	1,235	24,023	44,765	932,810
Professional fees	29,799	55,401	111,152	97,793	850,287
Compensation & management fees	10,500	11,303	87,500	34,620	1,544,201
Depreciation & amortization	70	69	212	213	15,169
General & administrative	6,177	2,556	26,640	30,455	518,330
Total Operating Expenses	49,229	70,564	249,527	207,846	3,860,797

Net (Loss) from Operations	$(49,229)	$(70,564)	$(249,527)	$(207,846)	$(3,860,797)

Other Income and Expenses:
Interest income	$--	$--	$--	$--	$2,939
Other income	--	--	--	3,522	3,535
Interest expense	(19,393)	(12,603)	(57,336)	(33,155)	(197,801)
Other expense	--	--	(327)	(50)	(377)
Loss on disposal of assets	--	--	--	(7,902)	(20,531)
Loss on divestiture of subsidiary	--	--	--	--	(99,472)
Total Other Income (Expense)	(19,393)	(12,603)	(57,663)	(37,585)	(311,707)

Net (Loss)	$(68,622)	$(83,167)	$(307,190)	$(245,431)	$(4,172,504)

Weighted Average Shares
Common Stock Outstanding
(Basic and Diluted)	282,012,274	281,762,274	282,012,274	280,549,274

Net Loss Per Common Share
(Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sep. 30,		January 1, 2004 (date of inception of exploration stage) to September 30,
	2010	2009	2010
Cash flows from operating activities:
Net (loss)	$(307,190)	$(245,431)	$(4,172,504)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	212	213	15,170
Loss on disposal of assets	--	8,401	20,531
Loss on divestiture of subsidiary	--	--	99,472
Stock based compensation expense	56,000	--	56,000
Common stock issued for services	--	--	211,500
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	--	11,388	79,795
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payables and accrued expenses	65,734	53,697	394,248
Accrued interest on related party notes	57,336	--	118,399
Net cash used in operating activities	(127,908)	(171,732)	(3,018,103)

Cash flows from investing activities:
Proceeds from disposal of assets	--	--	499
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(28,856)

Cash flows from financing activities:
Repayments of long term borrowings	--	--	(25,000)
Proceeds from exercise of warrants	--	--	4,000
Shareholder deposits	(250)	(3,375)	--
Proceeds from advances from shareholder	83,183	--	200,000
Proceeds from notes payable – related party	--	170,000	725,000
Proceeds from sale of common stock	--	--	1,782,426
Net cash provided by financing activities	82,933	166,625	2,686,426

Net increase (decrease) in cash and cash equivalents	(44,975)	(5,107)	(360,533)
Cash and cash equivalents, beginning of period	48,588	8,889	364,146

Cash and cash equivalents, end of period	$3,613	$3,781	$3,613

Supplemental non-cash financing activities:
Common stock issued for deposits	$--	$3,750	$3,750

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010
A.      BASIS OF PRESENTATION

The interim consolidated financial statements of International Star, Inc. and subsidiaries (the “Company”) for the nine months ended September 30, 2010 and 2009, are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2010, and the results of its operations and cash flows for the nine months ended September 30, 2010.

The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results for a full year period.

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

3.      Dividend Policy

The Company did not declare or pay any dividends during the nine months ended September 30, 2010 and 2009.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

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

5.      Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares issued and outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.  At September 30, 2010, the Company had no common equivalent shares of stock outstanding.

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

D.      COMMON STOCK

During the nine months ended September 30, 2010, the Company did not issue any shares of common stock.

E.      RELATED PARTY TRANSACTIONS

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At September 30, 2010, the Company had borrowed $500,000 under the terms of this loan agreement and had accrued interest of $78,599.  The principal amount borrowed, together with accrued interest, is due and payable on December 3, 2012.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 1, 2008.  Under terms of the agreement, the Company has an available credit line of $200,000 with interest accruing at 10% per annum.  The interest rate increased from 10% to 18% per annum as of March 31, 2009, which was the maturity date of the Note.  At September 30, 2010, the Company had borrowed $200,000 under the terms of this loan agreement, and had accrued interest of $58,200.

For the nine month period ended September 30, 2010, a shareholder has advanced $200,000 to the Company ($116,817 as of December 31, 2009). These advances are payable on demand and non-interest bearing.

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

G.      STOCK OPTIONS

On April 28, 2010, the Company issued 10,000,000 stock options to its President.  These options are fully vested as of the grant date, have a contractual term of 5 years, and are exercisable at $0.01 per share.  The Company uses the Black-Scholes model to estimate the fair value of its options.  Assumptions used in calculating the fair value for these options were as follows:  Exercise price of stock option – $0.01; Fair value of stock – $0.01; Expected term – 5 years; Expected volatility – 0.69; Expected dividends – $0.01; Risk free interest rate – 0.43%.  Using these assumptions, we estimated the grant date fair value of these options to be $0.0056 per option, or $56,000.  This amount was recorded as compensation expense in our financial statements for the period ended September 30, 2010.  As no options were exercised subsequent to grant date, all 10,000,000 options are still outstanding.  Other information regarding the number of options outstanding and exercisable at September 30, 2010 is as follows:

	Outstanding	Exercisable
Number of options	10,000,000	10,000,000
Weighted average contractual term (years)	5.0	5.0
Weighted average exercise price	$0.01	$0.01
Aggregate intrinsic value	$0	$0

H.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 19, 2010, which is the date the financial statements were issued.

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

Our ability to continue as a going concern is dependent on obtaining additional working capital.  Our management has developed a long-term strategy for generating revenues from our mineral properties, with a short-term focus on obtaining additional equity or debt funding until such operating revenues can be generated.  We will continue to consider and pursue available and feasible options to raise additional capital to fund our operating costs and to continue work on establishing the existence of mineral reserves within our properties to enable us to seek feasible revenue generating opportunities.  We do not anticipate generating any revenue from our mineral properties during the fourth quarter of 2010.

We have used funds obtained through cash advances from our Chairman to satisfy most of our current operating and exploration expenses through the third quarter of 2010.  See “– GENERAL – Financing.”  Subsequent to September 30, 2010, we secured additional capital through debt financing to fund our existing and anticipated operating costs and our planned mineral exploration work for the remainder of 2010 and a portion of 2011.  However, unless and until we are able to generate substantial revenues from our mineral properties, we will need to raise additional equity or debt financing in 2011 to continue to fund future operating costs and mineral exploration work and to service our debt obligations.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

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

Our Detrital Wash Property consists of approximately 30 lode claims located in the Black Mountains in the Detrital Wash area in northwestern Arizona.  These claims were staked by the Company over or nearby the Company’s previous placer claims acquired in 1998 through a mineral lease and in 2004 through an exploration rights agreement.  We released all of our placer claims in the Detrital Wash Property in 2008 due to insufficient placer mineralization.  We have recorded 18 of our existing lode claims with the BLM and Mohave County.  These lode claims cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by geochemical assays of mineral samples performed for the Company by licensed independent labs and evaluated according to National Instrument (NI) 43-101 standards, as well as other areas where we have obtained evidence of mineralization occuring in the bedrock.  Based on the presence of gold producing mines in the Black Mountains area and the data we have collected, we believe deposits of precious and base metals may exist within the Detrital Wash Property.  We cannot assure that we will discover such deposits or that, if such deposits are discovered, we will be able to commercially produce such mineral deposits.

Prior to September 1, 2010, we held approximately 78 recorded lode claims in our Detrital Wash Property.  During the second quarter of 2010, we analyzed the assay and mapping data we have collected since 2008 and the results of our drilling, mapping and assay work during the first quarter of 2010 on these claims.  Based on this analysis and the recommendations of our geologists, we believe further exploration work is needed to determine the mineral deposit potential with respect to 18 of our Detrital Wash claims, and therefore, we renewed these 18 claims for the coming year.  However, we did not believe the remaining 60 claims in the Detrital Wash Property exhibited sufficient mineralization to warrant additional exploration work.  Therefore, we allowed these claims to expire on August 31, 2010.  We have since located additional lode claims near our existing claims, which together make up our Detrital Wash Property.

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

During the first nine months of 2010, we paid a total of $615 in filing fees for claims in the Detrital Wash Property.  In addition, our Chairman, on behalf of the Company, paid a total of $2,520 in annual maintenance fees to the BLM for the 18 previously recorded lode claims in the Detrital Wash Property.  We have agreed to reimburse our Chairman for this payment.

Operations

In 2008, our geology and mining engineer consultants developed a program of testing geological samples from our Detrital Wash Property for mineralization and mapping the existing geology.  Assay results from the initial phases of this program during 2008 and 2009 indicate significant copper and molybdenum mineralization in the areas of our Detrital Wash claims as well as the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  Based on the results of these assays, we have progressively modified our claim holdings in the Detrital Wash area to focus our limited financial resources on the areas that we believe, based on the assessments of our geologists, hold the most significant potential for mineral reserves.  During 2010, we have conducted drilling and additional sampling and mapping work on certain areas of our Detrital Wash Property showing high mineralization results from our previous assays in an effort to further assess the extent and value of the mineralization in our claim holdings.  See “– GENERAL – Exploration Program” for more information regarding our exploration program.

We continue to consider options to raise additional capital to fund our planned exploration work and our ongoing operating and compliance costs.  In October 2010, we obtained $200,000 in debt financing to implement our next phase of exploration work and to fund our operations for the remainder of 2010 and a portion of 2011.  See “– GENERAL – Financing.”  As part of this phase, we plan to conduct additional geochemical and geophysical testing to further evaluate the mineral reserve potential of our Detrital Wash Property.  Based on the recommendations of our geologists, we may locate additional claims or release existing claims depending on our assessments of their mineral potential and available funds.  We also plan to continue to seek potential joint venture or other opportunities to complete the exploration work and to bring the property to the production stage should sufficient reserves be established.  However, we have limited financial resources and cannot guarantee that we will have, or be able to obtain, the necessary funds to complete our planned exploration activities.  See “– GENERAL – Plan of Operation” and “ – Going Concern.”

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

As of this Report, we have obtained funds to implement the next phase of our exploration program on our Detrital Wash Property and to fund our operating and compliance costs for the remainder of 2010 and a portion of 2011.  However, additional funding may be needed to complete exploration work on our properties and to continue to fund our future operating and compliance costs.  We cannot guarantee that we will obtain any such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of September 30, 2010, our total assets are $3,852, consisting of $3,613 in cash and $239 in property and equipment, net of depreciation.  Our total assets at December 31, 2009, were $49,039 consisting of $48,588 in cash and $451 in property and equipment, net of depreciation.  The decrease in our total assets during the nine months ended September 30, 2010, is attributable to the reduction in our cash due to the use of the funds advanced by our Chairman in November 2009 and January and April 2010 to pay our exploration and other operating expenses during the first nine months of 2010, which consisted largely of costs associated with our drilling, assaying, sampling and mapping activities, legal compliance expenses accrued during 2009, accounting expenses and our payment of an outstanding balance owed to the IRS for unpaid payroll taxes, penalties and interest from 2006.  We anticipate a significant increase in cash for the fourth quarter of 2010 due to the additional financing we obtained after the end of the third quarter.

Our total liabilities as of September 30, 2010, are $1,461,215, an increase of $206,003 over total liabilities at December 31, 2009, of $1,255,212.  This increase is attributable partly to an additional $83,183 in cash advances provided by our Chairman in 2010 to fund our exploration activities and general operating and compliance costs during the period, along with a $50,553 increase in accounts payable, a $15,181 increase in accrued expenses related to unpaid compensation owed to our President and an additional $57,336 in accrued interest on our two lines of credit obtained in December 2007 and December 2008, respectively, which we have been unable to pay due to a lack of funds.  See Footnote E in the Notes to the Consolidated Financial Statements and “– GENERAL – Financing” for more information about our lines of credit.  We anticipate that our liabilities during the fourth quarter of 2010 will depend substantially on the extent to which we are able to implement our next phase of exploration activity during the quarter as offset by our ability to pay down current accounts payable and accrued expenses as a result of our recently obtained additional financing.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Net Loss.  Our net loss for the nine months ended September 30, 2010, was $307,190, compared to a net loss of $245,431 during the nine months ended September 30, 2009, an increase of 25.16%.  The increase in our net loss for the first nine months of 2010 over the first nine months of 2009 was due primarily to a significant increase in our compensation and management fees expense related to our issuance of stock options and increases in professional fees expense and interest expense during the first three quarters of 2010 as compared to the same period in 2009.  These increases were partially offset by substantially lower mineral exploration costs expense and by reduced general and administrative expenses.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the nine-month period ended September 30, 2010, was $24,023, compared to $44,765 for the nine-month period ended September 30, 2009, a decrease of $20,742, or 46.34%.  This significant decrease was largely attributable the amounts expended in the first nine months of 2009 to file new lode claims in our Detrital Wash Property and for assays of a large number of mineral samples collected from the property in 2008.  See “–GENERAL – Exploration Program.”  The decrease also reflects our decision to significantly reduce our unfiled lode claim holdings during the second quarter of 2009 in light of our limited financial resources and to narrow our exploration efforts to areas that we believe contain the highest potential for mineral reserves.  Mineral exploration costs during the first nine months of 2010 consisted primarily of expenses in connection with our drilling, assaying, sampling and mapping activities on our Detrital Wash Property.  During the first nine months of 2009, our exploration costs consisted of expenses related to assaying of previously collected mineral samples from our Detrital Wash Property, paying claim filing fees, and general maintenance of our Detrital Wash claims.

Professional Fees Expense.  Professional fees expense for the first nine months of 2010 increased over the same period in 2009 by $13,359, or 13.66%, to $111,152, compared to $97,793 during the first nine months of 2009.  Our professional fees for the first nine months of 2010 consisted mostly of general legal and accounting fees and fees paid to our consultant geologists for work related to our exploration program.  The increase for the interim period of 2010 over the interim period in 2009 is mostly due to additional costs associated with our drilling, sampling and mapping activities in 2010 and ordinary legal and accounting expenses incurred in the first three quarters of 2010.  Our professional fees for the first nine months of 2009 consisted primarily of fees paid to our geologists, payments for legal fees incurred during 2008, and legal and accounting compliance expenses for 2009.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the first three quarters of 2010 increased by $52,880, or 152.74%, from $34,620 during the first three quarters of 2009 to $87,500 during the first three quarters of 2010.  The over 150% increase was due primarily to our issuance of a fully vested stock option for 10,000,000 shares of our common stock to our President in April 2010 pursuant to his employment agreement.  This increase was offset in part by the additional expense incurred in 2009 due to the payment in the first quarter of 2009 of accrued compensation to our President from the fourth quarter of 2008.

Depreciation and Amortization Expense.  Depreciation and amortization expense was essentially unchanged from the first nine months of 2009 to the first nine months of 2010.

General and Administrative Costs Expense.  Our general and administrative costs decreased by $3,815, or 12.53%, to $26,640 during the nine-month period ended September 30, 2010, compared to $30,455 during the nine-month period ended September 30, 2009.  The decrease in general and administrative expense is attributable to reduced administrative expenditures during 2010 due to our more limited operating funds.

Interest Income and Other Income.  We did not have any interest income during the nine-month period ended September 30, 2010, or during the same period in 2009.  During the period ended September 30, 2009, we recorded other income of $3,522 as a result of a tax refund the Internal Revenue Service for overpayments of payroll tax from a prior period.  We did not have any other income during the interim period in 2010.

Interest Expense.  During the first three quarters of 2010, we incurred interest expense of $57,336 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  The substantial increase in our interest expense from $33,155 for the first three quarters of 2009 is due to the incremental borrowing of funds during the first quarter of 2009 from our December 2008 line of credit and the increase in the interest rate on the December 2008 line of credit from 10% to 18% as of its maturity date on March 31, 2009.  See “– GENERAL – Financing” and Footnote E in the Notes to the Consolidated Financial Statements.  We have thus far been unable to repay either of our lines of credit due to our limited funds.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Net Loss.  Our net loss for the quarter ended September 30, 2010, was $68,622, compared to a net loss of $83,167 during the quarter ended September 30, 2009, a decrease of 17.49%.  The decrease in our net loss for the third quarter of 2010 over the third quarter of 2009 was due primarily to lower professional fees expense, offset in part by higher interest expense, mineral exploration costs expense and general and administrative expense during the third quarter of 2010 as compared to the same period in 2009.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the three-month period ended September 30, 2010, was $2,683, compared to $1,235 for the three-month period ended September 30, 2009, an increase of $1,448, or 117.25%.  This over two-fold increase is attributable primarily to annual maintenance fees on our mining claims, which in the prior year period were included in our professional fees expense.

Professional Fees Expense.  Professional fees expense for the third quarter of 2010 decreased over the same period in 2009 by $25,602, or 46.21%, to $29,799, compared to $55,401 during the third quarter of 2009.  The substantial decrease in professional fees expense for the third quarter of 2010 over the third quarter 2009 is primarily due to our recognition of certain ordinary legal and accounting expenses in the third quarter of 2009 for which the comparable 2010 expenses were recognized in the second quarter of 2010, the inclusion of our annual maintenance fees on our mining claims in professional fees expense in 2009, and lower geologist fees incurred during the third quarter of 2010 as compared to the third quarter of 2009.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the third quarter of 2010 decreased slightly from $11,303 during the third quarter of 2009 to $10,500 during the third quarter of 2010 due to the inclusion of payroll taxes in compensation and management expense during the third quarter of 2009, which are included in general and administrative costs expense for the current period.  Compensation and management fees expense during the third quarters of 2009 and 2010 otherwise consisted of salary to our President.

Depreciation and Amortization Expense.  Depreciation and amortization expense was essentially unchanged from the third quarter of 2009 to the third quarter of 2010.

General and Administrative Costs Expense.  Our general and administrative costs increased by $3,621, or 141.67%, to $6,177 during the quarter ended September 30, 2010, compared to $2,556 during the quarter ended September 30, 2009.  The increase in general and administrative costs expense for the third quarter of 2010 over the same period in 2009 is primarily related to costs associated with our efforts to secure additional financing for our anticipated exploration and operating costs.

Interest Income and Other Income.  We did not have any interest income or other income during the three-month period ended September 30, 2010, or during the same period in 2009.

Interest Expense.  During the third quarter of 2010, we incurred interest expense of $19,393 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively.  The increase in our interest expense from $12,603 for the third quarter of 2009 primarily reflects the increase in the interest rate on the December 2008 line of credit from 10% to 18% as of its maturity date on March 31, 2009.  See “– GENERAL – Financing” and Footnote E in the Notes to the Consolidated Financial Statements.

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

During the first nine months of 2010, we have completed a limited phase of drilling on our Detrital Wash Property.  We drilled 10 holes in various locations on our Detrital Wash Property where previous sampling had indicated evidence of mineralization.  Samples were taken from the drill holes and nearby areas and submitted for assay at the Skyline lab in Tucson.  We have conducted additional mapping of the geology in the Detrital Wash Property and nearby areas.  We have also recorded three of our lode claims and staked four additional lode claims in the Detrital Wash Property.  During the second quarter of 2010, we collected approximately 60 additional surface samples, which were assayed by ALS Chemex Labs in Reno, Nevada and submitted to our geologists for evaluation.  Our consultants have evaluated the assay results and the mapping information in light of the historical information regarding the Detrital Wash area to assess the additional work needed to determine the commercial viability of our exploration program.  We have worked with our consultants to develop a short-term exploration plan for the next phase of our exploration program based on the data we have collected.  See “– GENERAL – Plan of Operation.”

During the third quarter of 2010, we determined not to renew 60 of our Detrital Wash claims, which we believe did not show evidence of sufficient potential for mineral deposits based on the assay and mapping data we have collected since 2008 when combined with the results of our drilling, mapping and assay work during the first quarter of 2010 on these claims.  These claims expired on August 31, 2010.  All of our other existing lode claims in the Detrital Wash Property have been renewed with the BLM until August 31, 2011.  We believe further exploration work is needed to fully evaluate the mineral reserve potential and to compile sufficient data to attract a joint venture or other opportunity to develop any reserves that are determined to exist on our properties.

During the third quarter of 2010, other than continuing to assess results of our exploration work conducted in previous quarters and preparing plans for the next phase of our exploration program, we largely suspended our exploration work due to limited funds.  Subsequent to September 30, 2010, we obtained additional funding for our next phase of exploration, and we have located several new lode claims based on our recent sampling work.

Plan of Operation

Based on the results of our initial drilling work and funding obtained in October 2010, we are preparing to begin implementing a new limited phase of sampling, mapping, drilling and additional geochemical work on our Detrital Wash Property over the coming months.  Our plans for this phase of exploration work include further sampling and mapping to establish additional drilling targets, followed by drilling of the target areas and assays of the drilled samples.  We may conduct follow-up surface sampling and mapping depending on our evaluation of the initial results and available funds.  We also intend to record any unfiled claims that show significant potential for mineral reserves, and we may locate additional claims or release existing claims as warranted by the results of such exploration work and based on our financial resources.

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

We intend to continue to consider potential options to raise additional capital as needed to complete our planned exploration work, to undertake any necessary additional exploration work on the Detrital Wash Property and to continue to fund our ongoing operating costs, unless and until we can achieve revenues sufficient to maintain our operations.  We cannot guarantee that we will be able to raise any necessary additional capital on terms favorable to us or at all.  We also cannot assure, even if such financing is obtained, that mineral reserves will be determined to exist on our properties or that we will be able to successfully attract and consummate a joint venture to develop the property to production stage or any other opportunity to commercially exploit our properties.  See “– GENERAL – Going Concern.”  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry, current economic conditions and the current market price of any minerals discovered.

We do not anticipate any purchase or sale of property, plant, or other significant equipment, and we do not expect any significant changes in the number of our employees.  However, employees, consultants and expertise will be added to the Company as management deems necessary and when financing permits.

Financing

We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs.  We continue to consider and pursue available means to fund our operations and our exploration activities, either by seeking additional capital through loans or private placements of our securities, or by entering into joint venture or similar arrangements with one or more other, more substantial companies.

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

We did not obtain any funds through debt financing or through sales of our equity securities during the nine months ended September 30, 2010.

On October 13, 2010, we obtained a loan of $200,000 from Beaird Operating Companies, LLC (“Beaird”) carrying simple interest at the rate of 12% per annum.  All unpaid principal and accrued interest is due on December 13, 2011 (the “Maturity Date”).  Under the terms of the loan, any unpaid principal will increase by 1.5 times as of the Maturity Date and will continue to accrue simple interest at a rate of 12% per annum.  No payments are required until the Maturity Date; however, we have the right to prepay any amounts due to Beaird at any time without penalty.  The debt is secured by a 49% interest in the mineral rights of our mining claims in our Detrital Wash Property and in the revenues generated by or from such properties.  At our election, we may convert the security interest to a priority security interest on 49% of our share of proceeds from any joint venture or licensing agreement with respect to the mining claims, subject to certain conditions.  In the event we default, Beaird may institute legal action against us.  In such event, Beaird would be entitled to its collection costs, including attorney fees not to exceed 20% of the amount sought to be collected.

In connection with the loan, we issued to Beaird warrants to purchase up to 20,000,000 shares of our common stock at an exercise price of $0.01 per share payable in cash or by a reduction of the principal amount owed on the debt equal to the exercise price, or by a combination thereof.  The warrants expire on the later of the second anniversary of the date of issuance or the date all principal due to Beaird is fully paid.  In addition, we granted certain piggyback registration rights under which Beaird may register for resale shares held by Beaird if we propose to register shares of our common stock (or any security which is convertible into or exchangeable or exercisable for common stock) under the Securities Act of 1933 (the “Securities Act”).  We have no present plans to pursue a registered public offering of our common stock.

We used the funds advanced by our Chairman to fund our operating and compliance costs during the first nine months of 2010.  We have used a portion of the funds obtained from the Beaird loan to satisfy outstanding expenses from the first three quarters of 2010 and plan to use these funds to satisfy our current obligations for the remainder of 2010 and a portion of 2011.  We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs, and we do not anticipate achieving any revenues through the remainder of 2010.  We will continue to seek additional funds through debt or equity financing as needed to continue our operations and to service our debt obligations from the Beaird loan and our December 2007 and December 2008 lines of credit.  We can provide no assurance that we will be able to achieve sufficient revenues or raise the funds necessary for the repayment of the lines of credit and for our continued operations on terms favorable to us or at all.

LIQUIDITY

Liquidity and Capital Resources

	Nine months ended Sep. 30,
	2010	2009
Net cash used in operating activities	$(127,908)	$(171,732)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	82,933	166,625

General

Overall, we had negative cash flows of $44,975 for the nine months ended September 30, 2010, resulting from $127,908 used in our operating activities and $82,933 provided by our financing activities.  No cash was provided by investing activities during the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, we had negative cash flows of $5,107.  The large negative difference in cash flows for the nine-month period ended September 30, 2010, versus the same period in 2009 reflects $83,692 less cash provided by financing activities, offset in part by $43,824 less cash used for operating activities, during the interim period in 2010 compared to the respective amounts during the same period in 2009.

Cash Used in Our Operating Activities

For the nine-month period ended September 30, 2010, net cash used in our operating activities was $127,908, a decrease of $43,824 from the same period in 2009.  The decrease in our cash used in operating activities primarily reflects the expense incurred in connection with issuance of stock options to our president in April 2010 and increases in our accrued interest and our accounts payable and accrued expenses in the first nine months of 2010.  These changes were offset in part by the increase in our net loss for the interim period in 2010 over the interim period in 2009.  The increase in our accounts payable and accrued expenses during 2010 mostly reflects unpaid legal and accounting compliance costs and unpaid salary payments and is largely attributable to our more limited operating funds in 2010 compared to the same period in 2009.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $82,933 during the nine-month period ended September 30, 2010, was comprised of cash advances of $50,000 and $33,183 provided by our Chairman in January 2010 and April 2010, respectively, less a $250 refund to a shareholder for an overpayment in connection with the exercise of stock warrants.  This reflects a decrease of $83,692 as compared to net cash provided by financing activities during the nine months ended September 30, 2009.  Net cash provided by financing activities during the first nine months of 2009 resulted from $170,000 in funds borrowed under a line of credit obtained by the Company in December 2008 less $3,375 in shareholder deposits refunded to shareholders for overpayments in connection with the exercise of stock warrants.

Internal Sources of Liquidity

For the nine-month period ended September 30, 2010, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

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

We received advances of funds from our Chairman of the Board totaling $116,817 during 2009 and an additional $50,000 in January 2010 and $33,183 in April 2010.  See “– GENERAL – Financing.”  We have used these funds to pay operating expenses for the fourth quarter of 2009 and to fund our exploration work and operating expenses during the first nine months of 2010.

We obtained the loan of $200,000 from Beaird on October 13, 2010.  See “– GENERAL – Financing.”  We have used a portion of these funds to pay certain outstanding operating expenses for the the first nine months of 2010.  We plan to use the bulk of the loan proceeds to fund our exploration work and operating expenses during the remainder of 2010 and a portion of 2011.

Because we presently do not have sufficient cash reserves or revenues to fund our current operating and compliance costs or to fund our repayment of our debt obligations, we continue to consider options for additional debt or equity financing unless and until we can generate revenues from our mineral properties.  We can provide no assurance that we will be able to generate sufficient revenues to sustain our operations or raise additional funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations in the third quarter of 2010, and does not expect that it will in the fourth quarter of 2010, except to the extent higher fuel and energy prices could materially and adversely impact the Company by increasing costs for our exploration program and any travel related expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2010.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

(b)      Internal Control over Financial Reporting

There was no change in our internal control that occurred during the three-month period ended September 30, 2010, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

From time to time we may be involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At September 30, 2010, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 1A.              RISK FACTORS

The business of mineral exploration is inherently speculative and involves a number of general risks which could materially adversely affect our results of operation and financial condition, including among others, our ability to raise necessary capital, the rarity of commercial mineral deposits, environmental and other laws and regulations, physical dangers to personnel associated with exploration activity, and political events.  As of September 30, 2010, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2009.  See the discussion of our risk factors in the Form 10-K, as filed with the SEC.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not make any unregistered sales of our equity securities during the quarter ended September 30, 2010.  On October 13, 2010, in connection with the $200,000 loan from Beaird, we issued warrants to Beaird to purchase up to 20,000,000 shares of our common stock at an exercise price of $0.01 per share payable in cash or by a reduction of the principal amount owed on the debt equal to the exercise price, or by a combination thereof.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  The warrants expire on the later of the second anniversary of the date of issuance or the date all principal due to Beaird is fully paid.  The warrants are not transferable.  In addition, we granted certain piggyback registration rights under which Beaird may register for resale shares held by Beaird if we propose to register shares of our common stock (or any security which is convertible into or exchangeable or exercisable for common stock) under the Securities Act.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 (RESERVED)

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

Exhibit Index

Exhibit No.	Description
10.1
Corporate Promissory Note, dated October 13, 2010, and issued by International Star, Inc. to Beaird Operating Companies, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2010)

10.2
Security Agreement, entered into on October 13, 2010, by Beaird Operating Companies, LLC and International Star, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2010)

10.3
Stock Purchase Warrant Agreement, entered into on October 13, 2010, by and between International Star, Inc. and Beaird Operating Companies, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 19, 2010)

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

INTERNATIONAL STAR, INC.

Date: November 19, 2010	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

Date: November 19, 2010	By:	/s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Secretary, Treasurer/Chief
Financial Officer and Director