Form 10-K
period 2010-12-31
INTERNATIONAL STAR INC
filed 2011-04-12
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ______ to ______

Commission File Number:  000-28861

INTERNATIONAL STAR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	86-0876846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Marshall Street, Shreveport, LA	71101
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

Based on the closing sale price of $0.009 on June 30, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,982,502.

As of March 23, 2010, there were 282,012,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2010

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

Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “expect,” “anticipate,” “assume,” “hope,” “plan,” “believe,” “seek,” “estimate,” “predict,” “approximate,” “potential,” “continue,” or the negative of such terms.  Statements including these words and variations of such words, and other similar expressions, are forward-looking statements.

Since our trading shares are classified as “penny stocks,” we are not entitled to rely upon the “safe harbor” provisions adopted by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to forward-looking statements.  Nevertheless, we urge readers to seriously consider those factors identified as outside of our control and the consequences to us and our investors if our anticipated results do not come to pass as expected as a result of material deviations from assumptions we have relied upon in making forward-looking statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These risks and uncertainties include, but are not limited to, factors described elsewhere in this Annual Report on Form 10-K and the following:

●	the availability and cost of debt and equity financing;

●	the availability and reliability of qualified geology, mining and other industry professionals;

●	the impact of competition from other mineral exploration and mining companies;

●	changes in general economic and business conditions in the United States and particularly within the mining industry;

●	changes in market prices of precious and base metals;

●	the impact of changes in the conditions and regulation of financial markets and public companies;

●	the financial condition of companies on which we rely for analysis of geological samples and of the suppliers and manufacturers from whom we source our equipment;

●	changes in the costs of interest rates, insurance, energy, fuel and other business utilities;

●	the costs of complying with changes in applicable environmental or land use laws or regulations;

●	the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care;

●	changes in tax laws;

●	threats or acts of terrorism or war; and

●	strikes, work stoppages or slow downs by unions affecting businesses which have an impact on our ability to conduct our own business operations.

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

Our Background and Business Development

International Star, Inc. (“us,” “we,” “our” or the “Company”) was organized under the laws of the State of Nevada on October 28, 1993, as Mattress Showrooms, Inc.  In 1997, we changed our corporate name to International Star, Inc. and became engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems.  Despite our efforts, we were unable to develop this business beyond the start-up stage.  Following our unsuccessful venture in waste management, we refocused our business efforts on mineral exploration in 1998.  Currently, we are engaged in the acquisition and exploration of precious and base metals mineral properties.

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

We acquired our initial mineral properties in March 1998 through a 20-year mining property lease agreement for the rights to eight mineral claims located in the Detrital Wash area around mile marker 22 on Highway 93, Mohave County, Arizona, for the purpose of exploring for minerals and for the extraction, treatment, and sale of minerals found on the lands leased.  In July 2004, we acquired additional claims totaling approximately 20,000 acres adjacent to our original claims pursuant to an exploration rights agreement with the holders of the claims, some of whom were then directors or officers of the Company.  During our exploration, we have located other mineral claims in the area as mineralization has been discovered and as funding has permitted.  In August 2008, the Company eliminated its holdings in the original eight claims acquired in 1998 as well as the claims acquired in 2004 in accordance with the terms of the lease and exploration agreements.  We presently hold approximately 43 claims in the adjacent northern Black Mountains in Mohave County, and our current exploration activities are focused on these claims and surrounding areas of interest.

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

We developed our current mineral exploration program in 2008, through a geologist and a registered professional mining engineer, both whom were “qualified persons” under Canadian National Instrument (NI) 43-101 recognized industry standards, along with an additional geologist.  This exploration program has been focused exclusively on our properties in the Detrital Wash and Black Mountains areas and has consisted of multiple phases of sampling, mapping, assaying and conducting geophysical exploration activities designed to gather and evaluate data under NI 43-101 industry standards and bring historical data on these properties up to current NI 43-101 standards for the purpose of determining whether mineable reserves exist on these properties.  During 2011, subject to available funding, the Company plans to conduct further phases of drilling and other exploration work to determine whether our Black Mountains properties contain commercially extractable reserves.  We cannot guarantee that we will be able to obtain the necessary funding to complete our exploration program or, even if we obtain sufficient funding, that we will be able to establish the existence of such reverves or to commercially exploit any such reserves.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Plan of Operation.”

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

Although we have processed and tested mineralized materials showing evidence of precious and base metals mineralization on a testing basis in our Black Mountains properties, our decision as to whether any of the mineral properties we now hold, or which we may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of our exploration program and independent feasibility analysis and the recommendation of engineers and geologists.  The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to:

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

Facilities

We own no production, laboratory, or storage facilities and rent space as appropriate when necessary.  Our executive offices are located at 1818 Marshall Street, Shreveport, Louisiana 71101.

Employees

As of December 31, 2010, we had no employees other than our executive officers, nor any plans to recruit employees within the next twelve months.  However, employees, consultants and expertise will be added to the Company as management deems necessary and when financing permits.

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

Subsidiaries

We do not have any active operating subsidiaries.  In 2003, we indefinitely suspended development of our former wholly-owned subsidiary, Qwik Track, Inc., which was organized in 2001 to operate as an online service for thoroughbred wagering enthusiasts, to focus our limited resources on exploring our mineral properties.  In 2006, we formed Star-Resolve Detrital Wash, LLC pursuant a joint venture agreement with Resolve Capital Funding Corporation, Inc. (“Resolve”) to engage in the development and commercial exploitation of our Detrital Wash property.  However, Resolve did not contribute the funds required under the joint venture agreement, and we subsequently suspended pursuit of the joint venture and efforts to obtain a resolution to Resolve’s breach of the joint venture agreement.  Neither Qwik Track, Inc. nor Star-Resolve Detrital Wash, LLC was during the past three years, or is currently, an active business entity.  We do not have any plans to reactivate, or to seek reactivation of, either of these subsidiaries and consider them to be permanently discontinued.

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

Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced.  We have not established that such reserves exist on our properties, and unless and until we do so, we will not have any income from our mineral operations.  As a result, we are dependent on equity or debt financing to fund our operations.  We anticipate that our current funds will be exhausted during the second quarter of 2011 if we do not raise additional capital.  We cannot guarantee that we will be able to raise the necessary funds on terms that are favorable to us or at all to continue our operations for the current year.  If we are unable to raise additional capital before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

Since inception, we have not generated any revenue, and we expect to continue to incur operating losses during the current fiscal year.

We have not generated any revenue during any period since the date of our inception as an exploration stage company.  Our ability to generate revenue is dependent on our ability to establish the existence of mineral reserves on our properties.  Unless and until we establish that such reserves exist and are able to commercially exploit such reserves, we will not have any revenue from our mineral operations.  We expect to continue to incur operating losses during fiscal year 2011, and we cannot assure that we will ever generate significant revenue from our operations.

Our independent registered accountants have expressed “substantial doubt” regarding our ability to continue as a going concern.

Since our inception as an exploration stage company, we have incurred substantial operating and net losses, as well as negative operating cash flow, and we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2010.  As a result, our independent registered accountants have included cautionary statements in their report on our financial statements for the year ended December 31, 2010, that expressed “substantial doubt” regarding our ability to continue as a going concern.  To continue our operations, we must raise sufficient working capital, which may not be available to us on reasonable terms or at all.  If we are unable to raise additional capital during the current fiscal year, we may be required to discontinue our operations, which could make our stock valueless.

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

Property rights uncertainties exist in the mining industry.  We believe that we have valid claims to our properties; however, defects in such claims could have a material adverse effect on us.  Historically, from time to time, third parties have staked placer and lode claims over portions of our properties.  We have investigated our rights to explore, exploit and develop our various properties in manners consistent with industry practice, and to the best of our knowledge, those rights are in good standing.  As of this Report, we do not believe there are currently any valid claims conflicting with our existing claims.  We believe our claims are properly located and that we have valid and superior legal interest in these properties over any subsequent claim holders.  However, we cannot assure that the rights to our properties will not be challenged or impugned by third parties or governmental agencies or that third parties have not staked claims, or will not in the future stake claims, on lands for which we believe we have valid existing claims.  In addition, we cannot assure that the properties in which we have an interest are not subject to prior unregistered agreements.  Any such undetected defects could cause us to lose our rights to the property or to incur substantial expense in defending our rights.

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

Our directors and executive officers own, directly or indirectly, a significant amount of our voting common stock, and accordingly, can exert considerable influence over us.  As of March 23, 2011, our directors and executive officers beneficially owned common stock which would equal in the aggregate approximately 21.89% of the voting power of our outstanding common stock.  As a result, these stockholders are potentially able to significantly influence the decision on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.

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

Shares of our common stock are traded on the over-the-counter markets, including the OTC Bulletin Board and the OTCQB market tier of the OTC Markets Group Inc. (formerly the Pink Sheets).  The average daily trading volume in our common stock is generally less than that of larger companies whose stocks are listed on an exchange and can often be sporadic and very limited.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Additionally, because our common stock is a “penny stock,” broker-dealers must comply with certain suitability, disclosure and other requirements in connection with transactions in our shares, which may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock.  See “MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS – Penny Stock.”  Given these requirements and the limited and sporadic trading of our common stock, holders of our common stock may be unable to make significant sales of the common stock in a brief period of time.  In addition, our common stock may be subject to significant price swings even when a relatively small number of shares are traded.  We cannot predict the volume or prices at which our common stock will trade in the future.

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

Mohave County, Arizona Property

Property and Location

Our current mineral property consists of approximately 1.4 square miles of land located in the northern Black Mountains in Mohave County, Arizona, approximately 56 miles from Las Vegas, Nevada, and 22 miles south of the Hoover Dam on U.S. Highway 93 (the “Black Mountains Property”).  The property is easily accessed by partially paved entry off Highway 93 and has availability to electricity and water.

Our Black Mountains Property consists of approximately 43 lode claims.  Our claim holdings in this area began with placer claims in the adjacent Detrital Wash area acquired in 1998 through a mineral lease and in 2004 through an exploration rights agreement.  Our subsequent claims, including our current claims comprising the Black Mountains Property, have been staked by the Company over or nearby the Company’s previous claim holdings.  In 2008, we released all of our placer claims in the Detrital Wash area due to economically insufficient placer mineralization.  All of our existing Black Mountains lode claims have been recorded with the BLM and Mohave County.  These lode claims cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by geochemical assays of mineral samples performed for the Company by licensed independent labs and evaluated according to National Instrument (NI) 43-101 standards, as well as other areas where we have obtained evidence of mineralization occuring in the bedrock.

The Black Mountains Property is underlain by three basic rock units or “packages” of rocks.  The oldest rock unit consists of Precambrian schist and gneissic rocks which are the reconstituted (metamorphic) equivalents of former shale, siltstone, and volcanic rocks.  The next youngest rock unit, which is believed to be of Laramide (Upper Cretaceous/Lower Tertiary) age, comprises a suite of granitoid plutonic rocks that intrude the Precambrian strata and that, in large part, consist of alaskite and subordinate pegmatitic masses.  The youngest rock unit is a succession of volcanic rocks of intermediate composition.  This unit forms a partial cover over the older units and has been dated in age as Miocene (Middle Tertiary).

The property exhibits features of a metamorphic core complex.  These features include the somewhat arch-like, cross-sectional (east-west) profile of this area of the Black Mountains, detached cover rocks, a preponderance of shallow-dipping penetrative structures (foliations) in the plutonic/metamorphic basement, and the composition of the plutonic rocks.  Our 2010 mapping revealed that a portion of the section of metamorphic rocks (schist, etc.) that separates the plutonic rocks of the core from the cover rocks (known as the carapace) is also detached and, throughout the property, variously rests on plutonic rocks and other sections of the carapace.  This is commonly referred to as a detachment (or decollement)  zone.  This detachment zone contains evidence of mineralization including gold, copper, molybdenum and other minerals.

Based on the presence of gold producing mines in the Black Mountains area and the data we have collected, we believe deposits of precious and base metals may exist within the Black Mountains Property.  Our current exploration efforts are primarily focused on the establishment of gold reserves with a secondary focus on copper and other minerals.  We cannot assure that we will discover such deposits or that, if such deposits are discovered, we will be able to commercially produce such mineral deposits.

Historically, from time to time, various third parties have located or attempted to locate placer and lode claims over portions of our lode claim holdings in the Black Mountains area.  As of this Report, we do not believe there are currently any valid claims conflicting with our existing claims in this area.  We plan to continue to monitor for and investigate any claims that appear to conflict with our Black Mountains lode claims.  We believe our claims are properly located and that we have valid and superior legal interest in these properties over any subsequent claim holders.

During 2010, we paid a total of $1,427 in filing fees for claims in the Black Mountains Property.  In addition, our Chairman, on behalf of the Company, paid a total of $2,520 in annual maintenance fees to the BLM for the previously recorded lode claims in the Black Mountains Property.  We have reimbursed our Chairman for this payment.

Operations

In 2008, through geology and mining engineer consultants, we developed a program of testing geological samples from our Detrital Wash property for mineralization and mapping the existing geology.  Assay results from the initial phases of this program during 2008 and 2009 indicated significant copper and molybdenum mineralization in the areas of our Detrital Wash claims as well as the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  Based on these and subsequent results, we converted our claims to lode claims and have progressively modified our claim holdings to the current block in the northern Black Mountains.  During 2010, we conducted drilling and additional sampling and mapping work on certain areas of our Black Mountains Property showing high mineralization results from our previous assays in an effort to further assess the extent and value of the mineralization in our claim holdings.  Our sampling, assays and mapping during 2010 show gold mineralization to be the most prevalent of the tested minerals in our properties, with some evidence of copper, molybdenum and other minerals.  Based on the assessments of our geologists, we have continued to modify our claim holdings in the Black Mountains area to focus our limited financial resources on the areas that we believe hold the most significant potential for mineral reserves.  During 2010, we allowed approximately 60 of our previously filed claims to expire and we added approximately 25 claims covering nearby areas that we believe show greater mineral potential.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Exploration Program” for more information regarding our exploration program.

Our continued exploration work in 2011 is subject to available funds.  We obtained $200,000 in debt financing in October 2010 to implement a portion of our current phase of exploration work and to fund our operations for the remainder of 2010 and a portion of 2011.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Financing.”  As part of this phase, we plan to conduct further geochemical and geophysical testing to continue assessing the mineral reserve potential of our Black Mountains Property.  Based on the recommendations of our geologists, we intend to locate additional claims or release existing claims depending on our assessments of their mineral potential and available funds.  We continue to consider options to raise additional capital to fund our exploration program and our ongoing operating and compliance costs.  We also plan to continue to seek potential joint venture or other opportunities to complete the exploration work and to bring the property to the production stage should sufficient reserves be established.  We cannot guarantee that we will have, or be able to obtain, the necessary funds to complete our planned exploration activities.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Plan of Operation” and “ – Going Concern.”

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

Based on the significant costs expected to initiate a substantial exploration program for the Wikieup Property, we determined that exploration of the Wikieup Property would not be economically feasible at any time during the near future and that the cost to continue maintaining these claims was not justifiable given our limited financial resources.  In order to focus our resources on our Black Mountains Property, we chose not renew the Wikieup claims beyond their expiration date on August 31, 2010.

We did not engage in any development activities or incur any filing or maintenance fees for our claims in the Wikieup Property during 2010.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At December 31, 2010, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 3.

ITEM 4.	(RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (formerly the National Association of Securities Dealers, Inc.) and on the OTCQB market tier of the OTC Markets Group Inc. (formerly the Pink Sheets) under the symbol ILST.  The following table indicates quarterly high and low prices per share for our common stock during the fiscal years ended December 31, 2010 and 2009.  These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.  The market for our shares has been sporadic and at times very limited.

Fiscal Year Ended December 31, 2010	HIGH	LOW
4th Quarter ended December 31, 2010	$0.0140	$0.0065
3rd Quarter ended September 30, 2010	$0.0150	$0.0075
2nd Quarter ended June 30, 2010	$0.0200	$0.0063
1st Quarter ended March 31, 2010	$0.0400	$0.0013

Fiscal Year Ended December 31, 2009
4th Quarter ended December 31, 2009	$0.0056	$0.0020
3rd Quarter ended September 30, 2009	$0.0150	$0.0022
2nd Quarter ended June 30, 2009	$0.0100	$0.0030
1st Quarter ended March 31, 2009	$0.0170	$0.0030

The closing price of our common stock as of March 23, 2011, was $0.0730 per share.

Number of Shareholders

At March 23, 2011, we had approximately 155 stockholders of record of our common stock.  This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

We did not declare or pay any dividends during our fiscal years ended December 31, 2010 and 2009.  There are no legal, contractual or other restrictions which limit our ability to pay dividends.  Payment of future dividends, if any, on our common stock, will be dependent upon the amounts of our future after-tax earnings, if any, and will be subject to the discretion of our Board of Directors.  Our Board of Directors is not legally obligated to declare dividends, even if we are profitable.  We have never paid any dividends on or common stock, and we have no plans to do so in the near future.  Instead, we plan to retain any earnings to finance the development of the business and for general corporate purposes.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 15g-9 thereunder, commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)(1) incorporates the definition of “penny stock” that is found in Rule 3a51-1 under the Exchange Act.  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Because our common stock is deemed to be a penny stock, trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  “Accredited investors” are persons with net worth, or joint net worth with their spouse, in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse, for each of the past two years and with the reasonable expectation of attaining the same level of income in the current year.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Securities Authorized For Issuance Under Equity Compensation Plans

On September 13, 2006, our Board unanimously voted to adopt a Stock Option Plan (the “Plan”) and to submit such Plan to a vote of our shareholders.  Our shareholders voted and approved the adoption of the Plan on December 1, 2006, at our annual shareholders meeting.  The Plan provides for a share reserve of 18,000,000 common shares for future issuances as direct awards or upon exercise of options granted under the Plan.  In April 2010, we granted stock options representing 10,000,000 shares of our common stock to our President under the Plan.  As of December 31, 2010, no other stock options have been granted to our executive officers or our directors pursuant to the Plan.

The following table provides information with respect to the shares authorized for issuance under equity compensation plans of the Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,000,000	$0.010	8,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	10,000,000	$0.010	8,000,000

Recent Sales of Unregistered Securities

On October 13, 2010, in connection with a $200,000 loan received from an unrelated third party lender, we issued warrants to the lender to purchase up to 20,000,000 shares of our common stock at an exercise price of $0.01 per share payable in cash or by a reduction of the principal amount owed on the debt equal to the exercise price, or by a combination thereof.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Financing” for more information regarding this loan.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).  The warrants expire on the later of the second anniversary of the date of issuance or the date all principal due to the lender is fully paid.  The warrants are not transferable.  In addition, we granted certain piggyback registration rights under which the lender may register for resale shares held by the lender if we propose to register shares of our common stock (or any security which is convertible into or exchangeable or exercisable for common stock) under the Securities Act.

We did not engage in any other sales of our securities that were not registered under the Securities Act during the three month period ended December 31, 2010.  Our sales of unregistered securities during the fiscal years ended December 31, 2008 and 2009, and during the nine months ended September 30, 2010, have been previously reported in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and/or our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of our fiscal year ended December 31, 2010.

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

Our Business

We were organized under the laws of the State of Nevada on October 28, 1993, as Mattress Showrooms, Inc.  In 1997, we changed our corporate name to International Star, Inc. and became engaged in the business of construction, sale and operation of state of the art waste management systems, specializing in turnkey systems for management of hospital, industrial, petroleum, chemical and municipal solid waste collection systems.  Despite our efforts, we were unable to develop this business beyond the start-up stage.  Following our unsuccessful venture in waste management, we refocused our business efforts on mineral exploration in 1998.  Currently, we are engaged in the acquisition and exploration of precious and base metals mineral properties.  Since 1998, we have examined various mineral properties prospective for precious and base metals and minerals and have acquired interests in those we believe may contain precious and base metals and minerals.  Our properties are located in Arizona.  Although we have confirmed the existence of mineralization in our properties, we have not established that any of our properties contain reserves.  A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Further exploration will be needed before a final determination can be made whether any mineral extraction on our property is economically and legally feasible.  Therefore, at present we have no reserves and no income from mineral production.

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2010.  In recognition of these trends, our independent registered accountants have included cautionary statements in their report on our financial statements for the year ended December 31, 2010, that expressed “substantial doubt” regarding our ability to continue as a going concern.  Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

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

During the fourth quarter of 2010, we obtained debt financing through an unrelated third party lender to satisfy our current obligations and to continue exploration work on our Black Mountains Property through a portion of 2011.  See “– GENERAL – Financing.”  We will need to raise additional equity or debt financing to fund our operating costs and our planned mineral exploration work and to service our current debt obligations for the remainder of 2011, unless and until we are able to generate substantial revenues from our mineral properties.  If we do not obtain substantial additional financing, we may not have sufficient capital to continue operating as a public company or at all beyond the second quarter of 2011.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

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

Our current management has engaged consultants who developed an exploration plan involving geochemical and geophysical exploration methods to determine under recognized industry standards whether mineral reserves exist on our properties.  We have implemented mapping, sampling and drilling phases of this plan, which have included assaying of collected geological samples.  Based on the results of our exploration work during 2010, we believe further exploration work is needed and warranted to determine the commercial value of our property.  During the fourth quarter of 2010, we obtained funding for recent claim acquisitions and additional exploration work.  See “– GENERAL – Plan of Operation.”  However, further exploration work will be dependent our obtaining additional debt or equity financing.

We are currently pursuing potential options to obtain funding to continue exploration work on our properties and to fund our future operating and compliance costs.  As of the date of this Annual Report, we have not yet obtained the necessary level of funds to continue our exploration program on our Black Mountains Property or to fund our operating and compliance costs beyond the second quarter of 2011.  We cannot guarantee that we will obtain such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of December 31, 2010, our total assets are $96,315, consisting of $96,147 in cash and $168 in property and equipment, net of depreciation.  Our total assets at December 31, 2009, were $49,039, consisting of $48,588 in cash and $451 in property and equipment, net of depreciation.  The $47,276 increase in our total assets during the year ended December 31, 2009, is primarily due to our increased amount of cash on hand at the end of 2010, compared to year-end 2009, resulting from a $200,000 loan we obtained from an unrelated third party lender during the fourth quarter of 2010.  See “– GENERAL – Financing” and Footnotes G and H in the Notes to the Consolidated Financial Statements.  The increase in cash was minimally offset by the continued depreciation of our property and equipment during 2010.  We expect to use the cash on hand at December 31, 2010, to fund our operating and compliance costs and exploration activities for a portion of 2011.  We anticipate these funds being depleted during the second quarter of 2011 unless we are able to raise additional funds to support our continued operations.

Our total liabilities as of December 31, 2010, are $1,582,541, an increase of $327,329 over total liabilities at December 31, 2009, of $1,255,212.  This increase is attributable primarily to $83,183 in an additional cash advances received from our Chairman during the first and second quarters of 2010 to fund our exploration activities and general operating and compliance costs during 2010, the $200,000 loan obtained by the Company in the fourth quarter of 2010 to satisfy certain outstanding expenses and to fund additional exploration work and operating costs through a portion of 2011, additional interest accrued on our borrowings under our two lines of credit obtained in December 2007 and December 2008, respectively, and a total of $24,552 in additional accounts payable and accrued expenses at December 31, 2010.  See “– GENERAL – Financing” and Footnotes E through H in the Notes to the Consolidated Financial Statements for more information regarding our financing activities.  The increase in accounts payable was attributable primarily to additional legal and accounting fees owed at December 31, 2010, as compared to December 31, 2009, and the increase in accrued expenses for 2010 over 2009 consisted mostly of accrued salary to our President which had not been paid due to our limited funds.

During 2011, we expect that our interest expense on our outstanding debt obligations will continue to accrue unless and until we are able to secure sufficient additional funds to service this debt.  The trends in our other liabilities during 2011 will be dictated primarily by the amount of additional financing we are able to raise, if any, to fund our operating costs and exploration activities beyond our current financial resources and whether such financing is in the form of equity or debt.  They will also be dictated by the ongoing results of our exploration program on our Black Mountains Property and our assessment of any additional work necessary to substantially complete our exploration program, whether we are able to determine the existence of extractable reserves on our properties, and whether we are able to successfully attract and consummate a joint venture or other opportunity to commercially exploit our mineral properties during 2011.  We cannot be certain at this time how these factors will unfold or what affect they will have on our financial condition for 2011 and beyond.

Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Net Loss.  Our net loss for the fiscal year ended December 31, 2010, was $394,053 compared to a net loss of $312,648 during the fiscal year ended December 31, 2009, an increase of 26.04%.  The over 25% increase in our net loss for the year ended December 31, 2010, over the year ended December 31, 2009, was due primarily to the compensation expense we incurred in connection with our issuance of stock options to our President and the increase in interest expense incurred related to our debt financing.  Our increased geological work with respect to our Black Mountains Property and moderately higher legal and accounting expenses also contributed to our greater net loss in 2010.  These increases were partially offset by slightly lower general and administrative costs.

Mineral Exploration Costs Expense.  Our mineral exploration costs expense increased by $11,634, or 12.43%, to $105,213 in 2010, compared to $93,579 for 2009.  This increase is primarily the result of additional geological and exploration work with respect to our mining claims in 2010 as compared to 2009.  The increase was partially offset by more limited assay costs in 2010 as compared to 2009 and our decision in 2010 to release most of our previous lode claim holdings.  Our 2010 mineral exploration costs generally consisted of fees to our geologists and other expenses related to our drilling work in early 2010, assays of the drilled samples, additional sampling and assays, geological mapping, locating and filing new claims, and maintenance fees on our existing claims.  Our 2009 mineral exploration costs generally consisted of fees and expenses related to assays performed on existing and newly collected geological samples from our properties, collection of additional samples, mapping activities, locating additional claims, and the maintenance of our claim holdings.

Professional Fees Expense.  Professional fees expense increased in 2010 by $6,917, or 9.16%, from $75,497 for 2009 to $82,414 for 2010.  The increase in professional fees expense during 2010 over 2009 is the result of moderately higher legal and accounting expenses during 2010, as compared to 2009, related primarily to our general corporate and regulatory compliance as a public company.

Compensation and Management Fees Expense.  Our compensation and management fees expense for 2010 increased by $53,034, or 117.94%, from $44,966 during 2009 to $98,000 during 2009.  The over two-fold increase was due to the expense we incurred in April 2010 when we issued a fully vested stock option for 10,000,000 shares of our common stock with a grant date fair value of $56,000 to our President pursuant to his employment agreement.  See “EXECUTIVE COMPENSATION.”  This increase was slightly offset by additional expense incurred in 2009 due to our payment in the first quarter of 2009 of accrued compensation to our President from the fourth quarter of 2008.  Compensation and management fees expense in 2009 and 2010 consisted solely of compensation to our President.

Depreciation and Amortization Expense.  Depreciation and amortization expense was essentially unchanged from 2009 to 2010.

General and Administrative Costs Expense.  Our general and administrative costs decreased by $3,308, or 10.07%, to $29,534 during 2010, compared to $32,842 during 2009.  The decrease in general and administrative expense is attributable primarily to reduced administrative expenditures due to our more limited operating funds during the first three quarters of 2010 as compared to 2009.

Interest Income.  We did not have any interest income during 2010 or 2009.

Other Income.  We did not have any other income during 2010.  During 2009, we recognized $3,535 in other income, which consisted of a $3,522 refund received from the Internal Revenue Service for an overpayment of payroll taxes for a prior period and a small tax refund from the State of Louisiana.

Interest Expense.  During 2010, we incurred interest expense of $78,282, an increase of $17,219, or 28.20%, over 2009, as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively, and on the loan we obtained from an unrelated third party lender in October 2010.  See “– GENERAL – Financing.”  Interest expense for 2010 also includes $10,357 in amortized discount on our October 2010 loan resulting from our issuance of stock warrants in connection with the loan.  See Footnote G in the Notes to the Consolidated Financial Statements.  Our interest expense for 2009 consisted of interested accrued on the December 2007 and December 2008 lines of credit.

Exploration Program

In 2008, through our consultants, including a geologist and a registered professional mining engineer, both of whom were “qualified persons” under NI 43-101, and an additional geologist, we developed a new exploration program for our Detrital Wash area claims of testing geological samples for the existence of minerals and mapping the existing geology.  Our consultants utilized the initial results of this program obtained in 2008, which indicated the presence of copper, molybdenum and silver mineralization, to further design the exploration program to evaluate the mineral potential of our property and the viability of extracting any mineral reserves discovered.

As part of the initial phase of this exploration program, we located lode claims in the northern Black Mountains and White Hills in 2008 over or nearby our then existing placer claims in the Detrital Wash area based on evidence of mineralization in the bedrock.  We concluded that the placer mineralization on the property was not sufficient for continued exploration at that time, and therefore, we released all of our placer claims in the Detrital Wash area in September 2008.  Since 2008, we have released our White Hills claims and have progressively modified our lode claim holdings to the current block in the northern Black Mountains to focus on areas that we believe show the most potential for mineral deposits.

During 2008, we obtained historical records created by various mining companies from the 1960’s through the 1980’s in connection with substantial exploration conducted in the northern Black Mountains.  Work completed by these companies included soil sampling, stream sampling, rock sampling and drilling, bouguer gravity surveys, and resistivity and IP (induced polarization) surveys.  The historical soil, sediment and rock sampling data obtained by the Company indicated gold, copper and molybdenum mineralization on the property.  Results of assays performed in 2008by Mountain States R&D International, Inc., an Arizona registered and licensed lab (“Mountain States”), on 252 samples taken from our claims supported the historical data indicating significant copper and molybdenum mineralization in the areas of our claims.

Due to budget constraints, the assays performed in 2008 did not test for gold mineralization.  However, the northern Black Mountains area includes several former gold mines, and the historical data we obtained indicates mineralization of gold in the vicinity of our claims.  In March 2009, we submitted over 200 additional samples collected during our initial sampling phase and several new samples to Skyline Assayers & Laboratories in Tucson, Arizona, an Arizona registered and licensed lab (“Skyline”), to be assayed for copper, molybdenum, and silver as well as gold mineralization.

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

Our consultants plotted, contoured and evaluated the Mountain States and Skyline assay results data, along with historical results consisting of soil and rock geochem data plotted by previous exploration companies working the same property, to determine appropriate drilling locations for further exploration.  We also staked additional lode claims on areas of further interest as indicated by the March 2009 Skyline assay results.  In addition, we conducted follow-up soil, rock chip and channel sampling to test the extent and grade of any mineralization associated with the high value samples.  The results of the assays on these samples showed mineralization generally consistent with the results of our previous assays.

During the first quarter of 2010, we completed a limited phase of drilling on our Black Mountains Property.  We drilled 10 holes in various locations on our Black Mountains Property where previous sampling had indicated evidence of mineralization.  Samples were taken from the drill holes and nearby areas and submitted for assay at the Skyline lab in Tucson.  We also conducted additional mapping of the geology in the Black Mountains Property and nearby areas.  During the second quarter of 2010, we collected approximately 60 additional surface samples, which were assayed by ALS Chemex Labs in Reno, Nevada and submitted to our geologists for evaluation.

We have modified our claim holdings in our Black Mountains Property as a result of our 2010 drilling, sampling and mapping work.  During the third quarter of 2010, we allowed 60 of our Black Mountains claims that we determined were not economically feasible exploration targets, given our limited resources, to expire on August 31, 2010.  We renewed 18 claims with the BLM until August 31, 2011.  Since then we have staked and recorded 25 additional lode claims in the Black Mountains Property.  During the fourth quarter of 2010, after securing additional funds, we also conducted additional sampling and assay work in connection with the location of our new claims.

Based on our 2010 exploration work, we have shifted the primary focus of our exploration program on the Black Mountains Property from copper and molybdenum targets toward efforts to establish gold reserves on our Black Mountains Property, with a secondary focus on copper, molybdenum and other minerals.  We are continuing to work with our current geologists to implement further exploration work to fully evaluate the mineral reserve potential and to compile sufficient data to attract a joint venture or other opportunity to develop any reserves that are determined to exist on our properties.  See “– GENERAL – Plan of Operation.”

Plan of Operation

We are currently working to implement a new limited phase of sampling, mapping, drilling and additional geochemical work on our Black Mountains Property over the coming months toward the establishment of gold or other mineral reserves.  During the fourth quarter of 2010 and first quarter of 2011, we have located and recorded additional lode claims over areas of interest adjacent to or nearby or previously existing Black Mountains claims, and we have conducted sampling and mapping to establish additional drilling targets for our claims.  We plan to drill the target areas and conduct assays of the drilled samples during 2011 to the extent funding permits.  We may conduct follow-up surface sampling and mapping depending on our evaluation of the drilling results and available funds.  We may also locate and record additional claims or release existing claims as warranted by the results of such exploration work and based on our financial resources.

Management’s goal is to bring the data on the Black Mountains Property to a sufficient level to attract a joint venture or other sale or lease opportunity with a larger resource entity or investor to provide additional capital and infrastructure to complete the exploration program and bring the property to the production stage should mineral reserves be established.  We plan to consider any potential joint venture opportunities that may arise to fund any further exploration work needed toward the establishment of gold or other precious or base metal reserves in the Black Mountains Property and assessment of the feasibility of extracting potential mineral deposits on these properties.  We will also consider other available financing options as well as any opportunities that may arise to sell or lease our interest in our properties that we believe would be favorable to our shareholders.

We continue to consider and pursue potential options to raise additional capital as needed to complete our planned exploration work, to undertake any necessary additional exploration work on the Black Mountains Property and to continue to fund our ongoing operating costs, unless and until we can achieve revenues sufficient to maintain our operations.  We cannot guarantee that we will be able to raise any necessary additional capital on terms favorable to us or at all.  We also cannot assure, even if such financing is obtained, that mineral reserves will be determined to exist on our properties or that we will be able to successfully attract and consummate a joint venture to develop the property to production stage or any other opportunity to commercially exploit our properties.  See “– GENERAL – Going Concern.”  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry, current economic conditions and the current market price of any minerals discovered.

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

On October 13, 2010, we obtained a loan of $200,000 from Beaird Operating Companies, LLC (“Beaird”) carrying simple interest at the rate of 12% per annum.  All unpaid principal and accrued interest is due on December 13, 2011 (the “Maturity Date”).  Under the terms of the loan, any unpaid principal will increase by 1.5 times as of the Maturity Date and will continue to accrue simple interest at a rate of 12% per annum.  No payments are required until the Maturity Date; however, we have the right to prepay any amounts due to Beaird at any time without penalty.  The debt is secured by a 49% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At our election, we may convert the security interest to a priority security interest on 49% of our share of proceeds from any joint venture or licensing agreement with respect to the mining claims, subject to certain conditions.  In the event we default, Beaird may institute legal action against us.  In such event, Beaird would be entitled to its collection costs, including attorney fees not to exceed 20% of the amount sought to be collected.

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

We did not obtain any funds through debt financing or through sales of our equity securities during 2010.

We used the funds advanced by our Chairman to fund our operating and compliance costs during the first nine months of 2010.  We have used a portion of the funds obtained from the Beaird loan to satisfy outstanding expenses from the first three quarters of 2010 and to fund exploration and operating costs during the fourth quarter of 2010.  We plan to use the remainder of these funds for our exploration costs and to satisfy current obligations for a portion of 2011.  We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs, and we do not anticipate achieving any revenues through the second quarter of 2011.  We will continue to seek additional funds through debt or equity financing as needed to continue our operations and to service our debt obligations from the Beaird loan and our December 2007 and December 2008 lines of credit.  We can provide no assurance that we will be able to achieve sufficient revenues or raise the funds necessary for the repayment of the lines of credit and for our continued operations on terms favorable to us or at all.

LIQUIDITY

Liquidity and Capital Resources

	Year ended December 31,
	2010	2009
Net cash used in operating activities	$(235,374)	$(244,367)
Net cash provided by investing activities	--	499
Net cash provided by financing activities	282,933	283,567

General

Overall, we had positive cash flows of $47,559 for the fiscal year ended December 31, 2010, resulting from $235,374 used in our operating activities and $282,933 provided by our financing activities.  No cash was provided by investing activities during the fiscal year ended December 31, 2010.  For the fiscal year ended December 31, 2009, we had positive cash flows of $39,699.  The increase in cash flows for the year ended December 31, 2009, over the year ended December 31, 2008, reflects an $8,993 decrease in cash used for operating activities, offset partially by a $499 decrease in cash provided by investing activities and a $634 decrease in cash provided by financing activities during 2010, compared to the respective amounts in 2009.

Cash Used in Our Operating Activities

For the year ended December 31, 2010, net cash used in our operating activities was $235,374, a decrease of $8,993, or 3.68%, from the year ended December 31, 2009.  This slight decrease was mostly due to the $56,000 expense we incurred in connection with our issuance of fully vested stock options to our President, along with increases in our accounts payable and accrued expenses and accrued interest on notes payable from 2009 to 2010, all of which served to offset the $81,405 increase in our net loss for 2010 over 2009.  The $24,552 increase in accounts payable and accrued expenses during 2010, compared to a $12,356 decrease in accounts payable and accrued expenses during 2009, resulted primarily from additional unpaid compensation to our President for 2010 and from increases in amounts owed for professional fees at year-end 2010 compared to 2009.

Cash Provided by Our Investing Activities

We had no cash provided by investing activities during 2010.  Net cash provided by our investing activities during the year ended December 31, 2009, was $499, which was comprised of proceeds from our sale and disposal of a trailer and all-terrain vehicles no longer in use by the Company during the first quarter of 2009, for which we took a one-time loss of $7,902.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities of $282,933 during the year ended December 31, 2010, was comprised of $83,183 in an additional cash advances received from our Chairman during the first and second quarters of 2010 and proceeds from a $200,000 loan obtained by the Company in October 2010, less a $250 refund to a shareholder for overpayment in connection with warrants exercised in 2009.  This reflects a decrease of $634 as compared to net cash provided by financing activities during the year ended December 31, 2009.  Net cash provided by financing activities during 2009 consisted primarily of $170,000 in proceeds borrowed from a line of credit we obtained in December 2008 and $116,817 in advances from our Chairman, less $3,500 in refunds to shareholders for overpayments in connection with warrants exercised in 2008.

Internal Sources of Liquidity

For the fiscal year ended December 31, 2010, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

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

We obtained the loan of $200,000 from Beaird on October 13, 2010.  See “– GENERAL – Financing.”  We have used a portion of these funds to pay certain outstanding operating expenses and exploration costs during 2010.  We plan to use the remainder of the loan proceeds to fund our exploration work and operating expenses during the first and second quarters of 2011.

Because we presently do not have sufficient cash reserves or revenues to continue to fund our current operating and compliance costs or to fund our repayment of our debt obligations, we continue to consider and pursue options for additional debt or equity financing unless and until we can generate revenues from our mineral properties.  We can provide no assurance that we will be able to generate sufficient revenues to sustain our operations or raise additional funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations in 2009 and 2010, and does not expect that it will in fiscal year 2011, except to the extent higher fuel and energy prices could materially and adversely impact the Company by increasing costs for our exploration program and any travel related expenses.

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

(a)  Disclosure Controls and Procedures.

Our President and our Treasurer/Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, December 31, 2010.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

Our management has assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that there are material weaknesses in our internal control over financial reporting as of December 31, 2010, with respect to the lack of segregation of duties pertaining to our financial record keeping responsibilities and our lack of an audit committee, both of which are due to the small size of our Company.

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

As a result of the material weaknesses in our internal control over financial reporting described herein, we have concluded that our internal control over financial reporting is not effective as of December 31, 2010.  However, notwithstanding these inherent internal control weaknesses due to our small size and limited resources, management believes that the Company’s limited resources and general lack of extensive or complex business transactions partially mitigates the risk posed by these weaknesses.  Management also believes that the Company’s records as of December 31, 2010, fairly and accurately reflect the Company’s transactions and dispositions of assets as necessary to permit the preparation of financial statements in conformity with U.S. generally accepted accounting principles and that our receipts and expenditures have been made only with proper authorization.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this report are as follows:

Name	Age	Position(s) Held	Date Service Began
Virginia K. Shehee	87	Chairman of the Board of Directors	January 2005
Sterling M. Redfern	77	President, Director	December 2007
Jacqulyn B. Wine	67	Secretary, Treasurer / Chief Financial Officer, Director	January 2007

Ms. Virginia K. Shehee has served as the Chairman of our Board of Directors since May 2005 and as a director of the Company since January 2005.  Ms. Shehee concurrently serves as Chairman of the Board of Kilpatrick Life Insurance Company (“KLIC”), a major shareholder of our Company, and as President of Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  Ms. Shehee served as the President and Chief Executive Officer of KLIC from October 1971 to July 2008 and has served as President of KRFH since October 1971.  Ms. Shehee is a former State Senator of Louisiana and has served on the Forum 500 Board of Governors and on the Committee on Committees of the American Council of Life Insurance (“ACLI”).  She has also served on the Board of Directors and on the Taxation Steering Committee of the ACLI.  In addition, Ms. Shehee is Chairman Emeritus of the Biomedical Research Foundation of Northwest Louisiana, for which she has previously served as the President and Chairman of its board of directors.  Ms. Shehee is a former director of the Louisiana Insurers’ Conference and has previously served in various executive capacities for the Life Insurers Conference.  Ms. Shehee has extensive executive and board experience through her many years with KLIC and KRFH and various trade and nonprofit organizations.  She is an accomplished business and civic leader and has developed a strong understanding of the Company during her six years of service on our Board of Directors.  Through her personal stockholdings and her affiliation with KLIC, our largest shareholder, the Board of Directors believes her interests are closely aligned with those of our shareholders.

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

Ms. Jacqulyn B. Wine has served as Secretary and Treasurer/Chief Financial Officer of the Company since May 2008 and as a director of the Company since July 2007.  She served as Acting Secretary of the Company from January 2007 to May 2008 and as Acting Treasurer/Chief Financial Officer of the Company from August 2007 to May 2008.  Ms. Wine is also the Corporate Secretary for Kilpatrick Life Insurance Company (“KLIC”), a major shareholder of our Company, a position she has held since August 2008.  In July 2009, Ms. Wine was appointed Corporate Secretary and a director of Kilpatrick Financial, Inc. (“KFI”).  In September 2010, she became a director of State National Fire Insurance Company (“SNFIC”), and on March 24, 2011, she was elected Corporate Secretary of SNFIC.  Both KFI and SNFIC are subsidiaries of KLIC.  From March 1995 to August 2008, she served as Assistant Secretary/Treasurer of KLIC.  She began working for KLIC as Executive Assistant to the President in 1990.  From February 1979 to September 1990, Ms. Wine concurrently served as Corporate Secretary of two related companies, McConathy Oil and Gas Company and McConathy Production, Inc.  Ms. Wine has many years of experience as a corporate secretary and over three years of experience as one of our directors.  In addition, as our Secretary and Treasurer, she has particular knowledge of the Company’s financial matters.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law.  Our officers are appointed by our Board of Directors and hold office until the earlier of their resignation or removal by the Board.  Our President, Sterling Redfern, has a formal employment agreement with the Company, effective April 1, 2008.  Since April 1, 2009, however, under the agreement, Mr. Redfern now serves and may continue to serve at the will of the parties.  See “EXECUTIVE COMPENSATION – Employment Agreements.”

Family Relationships

There are no familial relationships among any of our directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)
was the subject of any bankruptcy petition or was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or within two years prior to that time;

(2)	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, or otherwise limiting, his or her involvement in any type of business, securities, banking or insurance activities;

(4)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or state authority barring, suspending or otherwise limiting for more than 60 days his or her right to engage in any type of business, securities, banking or insurance activities, or to be associated with persons engaged in any such activities;

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 and 5.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely upon review of copies of any such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2010, or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions, a copy of which was included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.  In addition, a copy of our code of ethics can be obtained without charge by writing our Company at P.O. Box 7202, Shreveport, Louisiana 71137.

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

As of December 31, 2010, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee.  Accordingly, our entire Board of Directors serves as our audit committee.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our executive officers during the fiscal years ended December 31, 2010 and 2009:

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards		Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total
Sterling M. Redfern,	2010	$42,000	--	--	$56,000	(1)	--	--	--	$98,000
President	2009	42,000	--	--	--		--	--	--	42,000

Jacqulyn B. Wine,	2010	--	--	--	--		--	--	--	--
Secretary and Treasurer /	2009	--	--	--	--		--	--	--	--
Chief Financial Officer(2)
__________________

(1)
Represents an option to purchase 10,000,000 shares of our common stock at an exercise price of $0.01 per share granted on April 28, 2010.  The option is valued based upon the grant date fair value in accordance with Accounting Standards Codification Topic 718.  See Footnote I in the Notes to the Consolidated Financial Statements for a discussion of the assumptions made in determining the valuation.

(2)	Ms. Wine did not receive compensation for her services as an officer of the Company during 2010 or 2009.

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

On March 19, 2008, our Board of Directors renegotiated Mr. Redfern’s compensation and entered into a formal employment agreement with Mr. Redfern effective April 1, 2008.  Under the agreement, Mr. Redfern would serve as our President for a term of one year, after which he may continue to serve at the will of the parties.  As compensation for serving as our President, Mr. Redfern would receive an annual salary of $42,000.  The original terms of the agreement provided that Mr. Redfern would also receive two non-qualified stock options pursuant to the Company’s 2006 Stock Option Plan (the “Plan”) each for 5,000,000 shares of our common stock exercisable at specified exercise prices.  This agreement was amended by the Company and Mr. Redfern on August 13, 2008, to ensure that the terms of the agreement with respect to stock options are consistent with the terms of the Plan.  The amended agreement provides that, in addition to an annual salary of $42,000, Mr. Redfern would receive stock options for an aggregate of 10,000,000 shares of our common stock to be granted on such dates and according to such terms as designated by our Board of Directors pursuant to the Plan.  All of the stock options were issued to Mr. Redfern on April 28, 2010.  See “– Stock Options and Stock Awards.”

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

Stock Options and Stock Awards

On April 28, 2010, our Board of Directors granted to Mr. Redfern a non-qualified stock option to purchase 10,000,000 shares of our common stock pursuant to his amended employment agreement and the Plan.  The stock option is exercisable immediately upon the date of grant and may be exercised in whole or in part.  The exercise price of the option is $0.01 per share.  The option will expire on April 27, 2015.

No other stock options or stock awards were granted to our named executive officers or directors during the year ended December 31, 2010.  Additionally, no stock options were exercised by our named executive officers during the fiscal year ended December 31, 2010.

The following table contains information about unexercised stock options previously granted to our named executive officers that are outstanding as of December 31, 2010.  No unvested stock awards to our named executive officers were outstanding as of December 31, 2010; therefore, the table does not include any information related to stock awards.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date
Sterling M. Redfern	10,000,000	--	--	$0.01	4/27/2015
Jacqulyn B. Wine	--	--	--	--	--

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

Compensation of Directors

Our directors did not receive any fees or other compensation for the services they provided to the Company as directors during 2010.  We do not anticipate providing any such fees to our directors for their service during 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 23, 2011, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors and named executive officers; and (iii) all of our officers and directors as a group.  Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding (1)
5% or greater holders:
Kilpatrick Life Insurance Company(2)	52,351,682	18.56%
Kamal Alawas (3)	27,964,524	9.92%
Directors and executive officers:
Sterling M. Redfern	400,000	*
Virginia K. Shehee (4)	61,022,590	21.64%
Jacqulyn B. Wine (5)	311,667	*
All directors and executive officers as a group (3 persons)	61,734,257	21.89%
__________________
*	Less than 1%.

(1)	The percentage of our common stock beneficially owned was calculated based on 282,012,274 shares of our common stock outstanding as of March 23, 2011.

(2)	Kilpatrick Life Insurance Company is located at 1818 Marshall Street, Shreveport, Louisiana, 71101.

(3)	Includes 1,500,000 shares beneficially owned by Alawas Investments, an entity controlled by Mr. Alawas. Mr. Alawas is located at P.O. Box 1191, Everett, Washington, 98206.

(4)
Includes 52,351,682 shares beneficially owned by Kilpatrick Life Insurance Company, a privately-owned company controlled by Ms. Shehee, and an aggregate of 4,090,098 shares held in Ms. Shehee’s IRA accounts.

(5)	Includes 211,667 shares owned by Ms. Wine’s husband.

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

Certain Relationships and Related Transactions

Except for the transactions described below, during 2009 and 2010, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, or in any proposed transactions, which has materially affected or will materially affect us.

On December 1, 2008, we obtained a short-term line of credit of up to $200,000 from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  Funds advanced to us under the line of credit carry simple interest at the rate of 10% per annum beginning on the date of each advance.  All unpaid principal and accrued interest on funds advanced under the line of credit was due on March 31, 2009 (the “Maturity Date”).  No payments on this line of credit were required prior to the Maturity Date.  For any principal amounts not paid within five days after the Maturity Date, the simple interest rate would increase to 18% per annum effective as of the Maturity Date.  We have the right to pay the amounts due, at our election, in the form of cash payment, issuance of shares of our common stock, or any combination thereof.  In the event we default, KRFH may institute legal action against us.  In such event, KRFH would be entitled to its collection costs, including attorney fees and courts costs.  The line of credit is unsecured.

We borrowed $30,000 under this line of credit during December 2008 and the remaining $170,000 available under this line of credit during 2009.  We have not made any payments of principal or interest toward this line of credit as of December 31, 2010.  The total outstanding balance, including principal and interest, on this line of credit as of December 31, 2010, is $266,950.

Our Chairman of the Board, Ms. Virginia Shehee, may be deemed the beneficial owner of over 50% of the outstanding shares of KRFH due to the voting power she has obtained pursuant to a voting agreement.  Due to the voting power she has obtained pursuant to a similar voting agreement, Ms. Shehee may also be deemed the beneficial owner of over 50% of the outstanding shares of Kilpatrick Life Insurance Company (“KLIC”), one of our major shareholders.  Ms. Shehee serves as Chairman of the Board of KLIC and until July 1, 2008, served as its President and Chief Executive Officer.  KLIC also employs Ms. Jacqulyn Wine as its Corporate Secretary.  Ms. Wine is our Secretary, Treasurer/Chief Financial Officer and one of our directors.

Additionally, as of December 31, 2010, we have an outstanding debt balance of $575,000, including principal and interest, from a $500,000 line of credit we obtained from KRFH on December 3, 2007.  This line of credit carries simple interest at the rate of 6% per annum.  All unpaid principal and accrued interest is due on December 3, 2012.  Until the maturity date, we are only required to pay interest, with the first such payment due in arrears on June 3, 2007, and then with additional payments every 90 days thereafter.  At any time, KRFH can demand immediate repayment of the outstanding balance on the line of credit with ten days notice.  Any payments due from us that are not paid within ten days of the due date are subject to late fee of 5%.  We have the right to prepay any amounts due KRFH at any time without penalty.  We did not make any payments of principal or interest on this debt during 2010.

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

During 2010, our Chairman paid a total of $9,264 in various additional expenses on behalf of the Company, including $2,520 for the annual maintenance fees on our Black Mountains claims and $5,000 for fees to our auditors.  Our Secretary and Treasurer also paid certain assay costs and other various expenses in 2010 on behalf of the Company totaling $4,114.  As of December 31, 2010, we have reimbursed our Chairman and our Secretary and Treasurer for all of these expenses.

Director Independence

Our Articles of Incorporation allow us to have a Board of Directors consisting of no less than two and no more than five directors.  Currently, our Board of Directors consists of three directors.  We do not believe that any of our current directors would qualify as “independent” under the listing standards of The Nasdaq Stock Market, which we use to determine whether each of our directors is independent.  Under Nasdaq rules, an “independent director” generally means a person other than an officer or employee of the listed company or its subsidiaries, or any other individual having a relationship which, in the opinion of the listed company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Certain categories of persons are deemed not to be independent under the Nasdaq rules, such as:  (i) persons employed by the Company within the last three years; (ii) persons who have received (or whose immediate family members have received) payments exceeding a specified amount from the Company within the last three years, excluding payments that are not of a disqualifying nature (such as compensation for board service, compensation paid to a family member who is an employee of the Company, and benefits under a tax-qualified retirement plan); and (iii) persons who are (or whose immediate family members are) a partner, controlling shareholder or executive officer of an organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed $200,000, other than payments arising solely from investments in the Company’s securities or under non-discretionary charitable contribution matching programs.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We appointed the accounting firm of Madsen & Associates CPA’s, Inc. (“Madsen”) to serve as our independent auditors for the fiscal years ended December 31, 2010 and 2009.  The following table represents aggregate fees billed for professional audit services rendered by Madsen to provide the audit of our annual financial statements for the years ended December 31, 2010 and 2009, respectively:

	2010	2009
Audit fees	$24,350	$23,700
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit Fees

Audit Fees consist of fees billed for professional services rendered for auditing our annual financial statements, reviews of our interim financial statements included in our quarterly reports and services performed in connection with other filings with the SEC.  We incurred audit fees from Madsen of $24,350 for 2010 and $23,700 for 2009.

Audit Related Fees

Audit Related Fees may consist of fees billed for professional services rendered in connection with comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.  We did not incur any audit related fees from Madsen during 2010 or 2009.

Tax Fees

Tax Fees may consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.  We did not incur any tax fees from Madsen during 2010 or 2009.

All Other Fees

We did not incur any other fees from Madsen during 2010 or 2009.

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

10.1
Corporate Loan Agreement, entered into on December 3, 2007, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.2
Corporate Promissory Note, dated December 3, 2007, and issued by the Company to Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.3
Security Agreement, entered into on December 3, 2007, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2007)

10.4
Officer Employment Agreement between International Star, Inc. and Sterling M. Redfern, as amended on August 13, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008)

10.5
Corporate Loan Agreement, entered into on December 1, 2008, by Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2008)

10.6
Corporate Promissory Note, dated December 1, 2008, and issued by the Company to Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2008)

10.7
Stock Option Agreement between International Star, Inc. and Sterling M. Redfern, dated April 28, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2010)

10.8
Amendment to Corporate Loan Agreement and Promissory Note, entered into effective May 7, 2010, by and between Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. and International Star, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on September 10, 2010)

10.9
Corporate Promissory Note, dated October 13, 2010, and issued by International Star, Inc. to Beaird Operating Companies, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2010)

10.10
Security Agreement, entered into on October 13, 2010, by Beaird Operating Companies, LLC and International Star, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2010)

10.11
Stock Purchase Warrant Agreement, entered into on October 13, 2010, by and between International Star, Inc. and Beaird Operating Companies, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 19, 2010)

14.1
Corporate Code of Ethics for Directors and Executive Officers of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010)

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
__________________
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

INTERNATIONAL STAR, INC.

Date: April 12, 2011	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling M. Redfern	President and Director (Principal Executive Officer)	April 12, 2011
Sterling M. Redfern

/s/ Jacqulyn B. Wine	Secretary, Treasurer/Chief Financial Officer and	April 12, 2011
Jacqulyn B. Wine	Director (Principal Financial Officer and Principal Accounting Officer)

MADSEN & ASSOCIACIATES CPA’s INC.

To the Board of Directors and
Stockholders of International Star Inc. and Subsidiary
(an Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of International Star Inc. and Subsidiary (an Exploration Stage Company) (The Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010, and for the period from January 1, 2004 (date of inception of exploration stage) to December 31, 2010.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Star Inc. and Subsidiary (an Exploration Stage Company) as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, and the period from January 1, 2004 (date of inception of exploration stage) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in the notes to the consolidated financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah
March 31, 2011

INTERNATIONAL STAR, INC.
AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$96,147	$48,588
Total Current Assets	96,147	48,588

Property and Equipment
– net of accumulated depreciation of $1,416 at December 31, 2010	168	451

Total Assets	$96,315	$49,039

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$344,340	$334,995
Accrued expenses	38,894	23,687
Accrued interest on notes payable	146,950	79,463
Note payable – related party	200,000	200,000
Note payable – Beaird loan (net of discount)	152,357	--
Shareholder deposits	--	250
Advances from related party	200,000	116,817
Total Current Liabilities	1,082,541	755,212

Long Term Liabilities:
Long term note payable – related party	500,000	500,000
Total Long Term Liabilities	500,000	500,000

Total Liabilities	1,582,541	1,255,212

Stockholders’ Deficiency:
Preferred Stock
20,000,000 shares authorized
Undesignated par value – none issued	--	--
Common Stock
780,000,000 shares authorized, at $.001 par value;
282,012,274 and 282,012,274 shares issued and
outstanding at December 31, 2010 and 2009, respectively	282,012	282,012
Capital in excess of par value	4,545,009	4,431,009
Deficit accumulated during the exploration stage	(6,313,247)	(5,919,194)
Total Stockholders’ Deficiency	(1,486,226)	(1,206,173)

Total Liabilities and Stockholders’ Deficiency	$96,315	$49,039

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		January 1, 2004 (date of inception of exploration stage) to December 31,
	2010	2009	2010

Revenue:
Total Revenue	$--	$--	$--

Expenses:
Mineral exploration costs	105,213	93,579	1,037,430
Professional fees	82,414	75,497	798,119
Compensation & management fees	98,000	44,966	1,554,701
Depreciation & amortization	283	284	15,240
General & administrative	29,534	32,842	521,224
Total Operating Expenses	312,587	247,168	3,926,714

Net (Loss) from Operations	$(315,444)	$(247,168)	$(3,926,714)

Other Income and Expenses
Interest income	--	--	2,939
Other income	--	3,535	3,535
Interest expense	(78,282)	(61,063)	(218,747)
Other expense	(327)	(50)	(377)
Loss on disposal of assets	--	(7,902)	(20,531)
Loss on divestiture of subsidiary	--	--	(99,472)
Total Other Expenses	(78,609)	(65,480)	(332,653)

Net (Loss)	$(394,053)	$(312,648)	$(4,259,367)

Weighted Average Shares
Common Stock Outstanding (Basic and diluted)	282,012,274	281,685,191

Net Loss Per Common Share
(Basic and diluted)	$(0.00)	$(0.00)

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		January 1, 2004 (date of inception of exploration stage) to December 31,
	2010	2009	2010
Cash flows from operating activities:
Net (loss)	$(394,053)	$(312,648)	$(4,259,367)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	10,640	284	25,598
Loss on disposal of assets	--	7,902	20,531
Loss on divestiture of subsidiary	--	--	99,472
Stock based compensation expense	56,000	--	56,000
Common stock issued for services	--	--	211,500
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	--	11,388	79,795
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payables and accrued expenses	24,552	(12,356)	353,066
Accrued interest on notes payable	67,487	61,063	128,550
Net cash used in operating activities	(235,374)	(244,367)	(3,125,569)

Cash flows from investing activities:
Proceeds from disposal of assets	--	499	499
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	499	(28,856)

Cash flows from financing activities:
Repayments of long term borrowings	--	--	(25,000)
Proceeds from exercise of warrants	--	250	4,000
Shareholder deposits	(250)	(3,500)	--
Proceeds from advances from shareholder	83,183	116,817	200,000
Proceeds from notes payable – related party	--	170,000	725,000
Proceeds from note payable	200,000	--	200,000
Proceeds from sale of common stock	--	--	1,782,426
Net cash provided by financing activities	282,933	283,567	2,886,426

Net increase (decrease) in cash and cash equivalents	47,559	39,699	(267,999)
Cash and cash equivalents, beginning of period	48,588	8,889	364,146

Cash and cash equivalents, end of period	$96,147	$48,588	$96,147

Supplemental non-cash financing activities:
Common stock issued for deposits	$--	$3,750	$3,750

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Inception of Exploration Stage (January 1, 2004) through December 31, 2010

	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Equity
Balances at December 31, 2003	180,126,681	$180,127	$2,183,198	$(2,053,882)	$309,443

Shares cancelled from divestiture of Pita King Bakeries, Int’l, Inc.	(12,000,000)	$(12,000)	$4,000		$(8,000)

Shares retained to Company and cancelled	(105,000)	$(105)	$(2,895)		$(3,000)

Common stock issued for cash, February 20, 2004 Valued at $.05 per share	90,000	$90	$1,410		$1,500

Common stock issued for cash, February 20, 2004 Valued at $.06 per share	300,000	$300	$5,700		$6,000

Common stock issued for cash, April 27, 2004 Valued at $.11 per share	409,092	$409	$14,591		$15,000

Common stock issued for cash, May 28, 2004 Valued at $.07 per share	454,545	$455	$9,545		$10,000

Common stock issued for cash, June 7, 2004 Valued at $.07 per share	4,090,908	$4,091	$85,909		$90,000

Capital contributed for interest expenses, June 30, 2004			$7,500		$7,500

Common stock issued for services, September 30, 2004 Valued at $.03 per share	6,000,000	$6,000	$54,000		$60,000

Common stock issued for cash, October 6, 2004 Valued at $.10 per share	2,250,000	$2,250	$72,750		$75,000

Common stock issued for cash, November 29, 2004 Valued at $.10 per share	1,500,000	$1,500	$48,500		$50,000

Common stock issued for cash, December 8, 2004 Valued at $.10 per share	9,750,000	$9,750	$315,250		$325,000

Common stock issued for services, December 31, 2004 Valued at $.10 per share	420,000	$420	$13,580		$14,000

Capital contributed for services and accrued expenses			$73,892		$73,892

Net (loss) for year ended December 31, 2004				$(799,281)	$(799,281)

Balances at December 31, 2004	193,286,226	$193,286	$2,886,930	$(3,043,648)	$36,569

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)

Inception of Exploration Stage (January 1, 2004) through December 31, 2010

	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Equity
1 for 3 forward stock split, February 22, 2005

Common stock issued for cash, February 4, 2005 Valued at $.05 per share	199,500	$200	$9,776		$9,975

Common stock issued for cash, February 4, 2005 Valued at $.05 per share	1,151,013	$1,151	$56,400		$57,551

Common stock issued for cash, March 3, 2005 Valued at $.049	509,036	$509	$24,447		$24,956

Common stock and warrants issued for cash, March 3, 2005 Valued at $.03	1,666,667	$1,667	$48,313		$49,980

Common stock and warrants issued for cash, March 3, 2005 Valued at $.02	4,500,000	$4,500	$85,477		$89,977

Common stock issued for cash, March 31, 2005 Valued at $.10	500,000	$500	$49,500		$50,000

Common stock and warrants issued for cash, April 26, 2005 Valued at $.12	833,334	$833	$99,137		$99,970

Common stock issued for cash, June 1, 2005 Valued at $.066	150,000	$150	$9,850		$10,000

Common stock and warrants issued for cash, June 8, 2005 Valued at $.06	975,000	$975	$57,495		$58,470

Common stock and warrants issued for cash, August 22, 2005 Valued at $.02	6,300,000	$6,300	$119,700		$126,000

Common stock and warrants issued for cash, August 22, 2005 Valued at $.12	166,667	$167	$19,833		$20,000

Common stock issued for cash, December 16, 2005 Valued at $.02	2,500,000	$2,500	$47,450		$49,950

Common stock issued for cash, December 30, 2005 Valued at $.04	250,000	$250	$9,750		$10,000

Net (loss) for year ended December 31, 2005				(799,281)	$(799,281)

Balances at December 31, 2005	212,987,443	$212,987	$3,524,059	$(3,842,929)	$(105,883)

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)

Inception of Exploration Stage (January 1, 2004) through December 31, 2010

	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Equity
Common stock issued for services, January 6, 2006 Valued at $ .04	1,437,500	$1,438	$56,062		$57,500

Common stock issued for cash, March 14, 2006 Valued at $.015	1,666,667	$1,667	$23,333		$25,000

Common stock and warrants issued for cash, March 18, 2006 Valued at $ .015	2,500,000	$2,500	$35,000		$37,500

Common stock issued for cash, March 20, 2006 Valued at $.01	9,100,000	$9,100	$81,900		$91,000

Common stock issued for cash, June 12, 2006 Valued at $.027	731,261	$731	$19,269		$20,000

Common stock issued for services, June 15, 2006 Valued at $.038	2,000,000	$2,000	$74,000		$76,000

Common stock issued for cash, July 31, 2006 Valued at $.01	235,000	$235	$2,115		$2,350

Common stock issued for cash, August 2, 2006 Valued at $.01	3,575,000	$3,575	$32,175		$35,750

Common stock issued for cash, August 7, 2006 Valued at $.0125	1,600,000	$1,600	$18,400		$20,000

Common stock issued for cash, August 11, 2006 Valued at $.015	1,000,000	$1,000	$14,000		$15,000

Common stock issued for cash, August 22, 2006 Valued at $.015	1,000,000	$1,000	$14,000		$15,000

Common stock issued for cash, September 29, 2006 Valued at $ .01 per share	1,000,000	$1,000	$9,000		$10,000

Common stock issued for note payable and accrued interest, October 30, 2006 Valued at $ .015 per share	18,591,682	$18,592	$260,283		$278,875

Net (loss) for year ended December 31, 2006				$(822,059)	$(822,059)

	257,693,292	$257,694	$4,162,327	$(4,664,988)	$(244,967)

Common stock issued for deposit, January 13, 2007 Valued at $ .018 per share	1,064,595	$1,064	$18,936		$20,000

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)

Inception of Exploration Stage (January 1, 2004) through December 31, 2010

	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Equity
Common stock issued for cash, January 15, 2007 Valued at $ .015 per share	4,166,666	$4,167	$45,833		$50,000

Common stock issued for cash, January 18, 2007 Valued at $ .012 per share	833,334	$833	$9,167		$10,000

Common stock issued for cash, January 24, 2007 Valued at $ .013 per share	7,692,308	$7,692	$92,308		$100,000

Common stock issued for cash, April 9, 2007 Valued at $ .013 per share	769,232	$769	$9,231		$10,000

Common stock issued for cash, April 17, 2007 Valued at $ .035 per share	1,142,847	$1,142	$38,857		$40,000

Net (loss) for year ended December 31, 2007				$(400,340)	$(400,340)

Balances at December 31, 2007	273,362,274	$273,362	$4,376,659	$(5,065,328)	$(415,307)

Common stock issued for services, April 30, 2008 Valued at $ .01 per share	400,000	$400	$3,600		$4,000

Common stock issued for cash, August 22, 2008 Valued at $ .01 per share	3,500,000	$3,500	$31,500		$35,000

Common stock issued for cash, September 30, 2008 Valued at $ .01 per share	1,500,000	$1,500	$13,500		$15,000

Common stock issued for cash, October 10, 2008 Valued at $ .01 per share	500,000	$500	$4,500		$5,000

Net (loss) for year ended December 31, 2008				$(541,218)	$(541,218)

Balances at December 31, 2008	279,262,274	$279,262	$4,429,659	$(5,606,546)	$(897,525)

Common stock issued in January 2009 for deposits made in 2008 Valued at $ .0015 per share	2,250,000	$2,250	$1,125		$3,375

Common stock issued in June 2009 for deposits made in 2008 Valued at $ .0015 per share	250,000	$250	$125		$375

Common stock issued in November 2009 for warrants exercised Valued at $ .001 per share	250,000	$250	$--		$250

Net (loss) for year ended December 31, 2009				$(312,648)	$(312,648)

Balances at December 31, 2009	282,012,274	$282,012	$4,431,009	$(5,919,194)	$(1,206,173)

(continued below)

INTERNATIONAL STAR, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(CONTINUED)

Inception of Exploration Stage (January 1, 2004) through December 31, 2010

	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Deficit	Total Equity

Stock options issued in April 2010 for services rendered			$56,000		$56,000

Warrants issued with debt			$58,000		$58,000

Net (loss) for year ended December 31, 2010				$(394,053)	$(394,053)

Balances at December 31, 2010	282,012,274	$282,012	$4,545,009	$(6,313,247)	$(1,486,226)

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARY
(Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Due to a lack of capital, the Company sold its waste management business to Asia Kingtec Co., Ltd. in December 1997 in a small instrumentation sale for $17,444.  The Company closed its office in January 1998 and abandoned the computers and office equipment, purchased at $6,981, to the three individuals who led the Company into the waste management business.

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

On October 15, 2001, the Company formed a wholly owned subsidiary called Qwik Track, Inc. (Qwik Track).  Qwik Track operated as an internet web-based business that provides handicapping, analytical data and statistical information for wagering on thoroughbred horse races.  Qwik Track also offered wagering enthusiasts the opportunity to participate in multiple racetracks wagering via the internet.

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

B.  SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the fiscal year ended December 31, 2010.  Qwik Track, Inc. has no assets and has not had any operations during the previous three years.  The Company uses the accrual method of accounting.

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

3.  Dividend Policy

The Company did not declare or pay any dividends during the years ended December 31, 2010 and 2009.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

4.  Mineral Properties and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred.  These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable.  Mineral exploration costs are expensed when incurred.

5.  Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period, unless the calculation is anti-dilutive.  At December 31, 2010, the Company had no dilutive potential common shares.

6.  Stock Based Compensation

The Company accounts for its stock based compensation and stock options using the fair value method.  Under this method, share-based awards are fair valued and the related stock compensation expense, when applicable, is reported in the current financial statements.

7.  Income Taxes

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

8.  Fair Value of Financial Instruments

The respective carrying value of the Company’s financial instruments approximated their fair values.

9.  Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material effect on its financial statements.

10.  Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

11.  Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of nine months or less to be cash equivalents.

12.  Financial and Concentration Risk

The Company does not have any concentration or related financial credit risk.

13.  Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

D.  COMMON STOCK

The Company did not issue any shares of common stock during the year ended December 31, 2010.

E.  NOTES PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At December 31, 2010, the Company had borrowed $500,000 under the terms of this loan agreement and had accrued interest of $75,000.  This note has a maturity date of December 3, 2012.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 1, 2008.  Under terms of the agreement, the Company has an available credit line of $200,000 with interest accruing at 10% per annum.  The interest rate increased from 10% to 18% per annum as of March 31, 2009, which was the maturity date of the Note.  At December 31, 2010, the Company had borrowed $200,000 under the terms of this loan agreement, and had accrued interest of $66,950.

F.  ADVANCES FROM RELATED PARTY

The Chairman of the Board of Directors advanced $50,000 to the Company in January 2010 and an additional $33,183 in April 2010 to be used as working capital.  The Chairman also paid $9,264 for expenses on behalf of the Company during 2010.  Total amounts advanced to the Company by its Chairman, as of December 31, 2010, were $200,000.  These advances are non-interest bearing and payable on demand.

G.  NOTE PAYABLE – BEAIRD

The Company entered into a loan agreement with Beaird Operating Companies on October 13, 2010.  Under the terms of the loan agreement the Company received $200,000 and in correlation with the note the Company issued 20,000,000 warrants.  This note is due on December 13, 2011.  All principal and interest at the rate of 10%, per annum, is due at that time.  Accrued interest for this loan was $5,000 at December 31, 2010.  The loan is collateralized by a security interest to the above mentioned lender in the amount of 49% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  The related stock warrants were valued at $58,000 using the Black-Scholes model.  Inputs to this model for the fair value calculation were as follows:  exercise price, $.01; stock price on date of issuance, $.0095; expected term, 2 years; expected volatility, 59%; dividend rate, 0%; and, risk-free rate, .22%.  This amount is recorded as a discount on the note payable and will be amortized over the term of the note.  As of December 31, 2010, $10,357 of the discount had been amortized to interest expense.

As of December 31, 2010, all 20,000,000 warrants were still outstanding.

H.  COMMITMENTS AND CONTINGENCIES

Under the terms of the Beaird loan explained in Footnote G above, any unpaid principal on the maturity date of December 13, 2011, will increase by 1.5 times and will continue to accrue interest at a rate of 12% per annum.  No amounts have been recorded for this contingency in these consolidated financial statements.

I.  STOCK OPTIONS

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

On April 28, 2010, the Company issued 10,000,000 stock options to its President.  These options are fully vested as of the grant date, have a contractual term of 5 years, and are exercisable at $0.01 per share.  The Company uses the Black-Scholes model to estimate the fair value of its options.  Assumptions used in calculating the fair value for these options were as follows:  exercise price of stock option – $0.01; stock price on date of issuance – $0.01; expected term – 5 years; expected volatility – 69%; dividend rate – $0.00; risk-free interest rate – 0.43%.  Using these assumptions, we estimated the grant date fair value of these options to be $0.0056 per option, or $56,000.  This amount was recorded as compensation expense in our financial statements for the year ended December 31, 2010.  As no options were exercised subsequent to grant date, all 10,000,000 options are still outstanding.  Other information regarding the number of options outstanding and exercisable at December 31, 2010 is as follows:

	Outstanding	Exercisable
Number of options	10,000,000	10,000,000
Weighted average remaining contractual term (years)	4.3	4.3
Weighted average exercise price	$0.01	$0.01
Aggregate intrinsic value	$0	$0

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