Form 10-Q
period 2011-03-31
INTERNATIONAL STAR INC
filed 2011-05-23
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ______ to ______

Commission File Number:  000-28861

INTERNATIONAL STAR, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0876846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1818 Marshall Street, Shreveport, LA	71101
(Address of principal executive offices)	(Zip Code)

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
 Yes ☐     No ☒

As of May 10, 2011, there were 294,512,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2010.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of March 31, 2011, and its results of operations and its cash flows for the three-month period ended March 31, 2011.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)

ASSETS	March 31,	December 31,
	2011	2010
Current Assets:
Cash	$16,632	$96,147
Prepaid expenses	--	--
Total Current Assets	16,632	96,147

Property and Equipment – net of accumulated depreciation	--	168

Total Assets	$16,632	$96,315

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$335,336	$344,340
Accrued expenses	40,910	38,894
Accrued interest on note payable – related party	168,450	146,950
Note payable – related party	200,000	200,000
Note payable – Beaird loan (net of discount)	159,607	152,357
Advances from shareholder	200,000	200,000
Total Current Liabilities	1,104,303	1,082,541

Long Term Liabilities:
Long term note payable – related party	500,000	500,000
Total Long Term Liabilities	500,000	500,000

Total Liabilities	1,604,303	1,582,541

Stockholders’ Deficiency:
Preferred Stock 20,000,000 shares authorized, Undesignated par value – none issued	--	--
Common Stock 780,000,000 shares authorized, at $.001 par value; 282,012,274 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	282,012	282,012
Capital in excess of par value	4,545,009	4,545,009
Deficit accumulated during the exploration stage	(6,414,692)	(6,313,247)
Total Stockholders’ Deficiency	(1,587,671)	(1,486,226)

Total Liabilities and Stockholders’ Deficiency	$16,632	$96,315

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		January 1, 2004 (date of inception of exploration stage) to March 31,
	2011	2010	2011

Revenue:
Total Revenue	$--	$--	$--

Expenses:
Mineral exploration costs	35,292	46,420	1,072,722
Professional fees	24,894	8,743	823,013
Compensation & management fees	10,500	10,500	1,565,201
Depreciation & amortization	168	72	15,408
General & administrative	1,841	1,302	523,065
Total Operating Expenses	72,695	67,037	3,999,409

Net (Loss) from Operations	$(72,695)	$(67,037)	$(3,999,409)

Other Income and Expenses
Interest income	--	--	2,939
Other income	--	--	3,535
Interest expense	(28,750)	(13,207)	(247,497)
Other expense	–	(327)	(377)
Loss on disposal of assets	--	--	(20,531)
Loss on divestiture of subsidiary	--	--	(99,472)
Total Other Income and Expenses	(28,750)	(13,534)	(361,403)

Net (Loss)	$(101,445)	$(80,571)	$(4,360,812)

Weighted Average Shares
Common Stock Outstanding (Basic and diluted)	282,012,274	282,012,274

Net Loss Per Common Share
(Basic and diluted)	$(0.00)	$(0.00)

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		January 1, 2004 (date of inception of exploration stage) to March 31,
	2011	2010	2011
Cash flows from operating activities:
Net (loss)	$(101,445)	$(80,571)	$(4,360,812)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	7,418	72	33,016
Loss on disposal of assets	--	--	20,531
Loss on divestiture of subsidiary	--	--	99,472
Stock based compensation expense	--	--	56,000
Common stock issued for services	--	--	211,500
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	--	--	79,795
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payables and accrued expenses	(6,988)	(24,914)	346,078
Accrued interest on notes payable	21,500	13,206	150,050
Shareholder deposits	--	(250)	--
Net cash used in operating activities	(79,515)	(92,457)	(3,205,084)

Cash flows from investing activities:
Proceeds from disposal of assets	--	--	499
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(28,856)

Cash flows from financing activities:
Repayments of long term borrowings	--	--	(25,000)
Proceeds from exercise of warrants	--	--	4,000
Proceeds from advances from shareholder	--	50,000	200,000
Proceeds from notes payable – related party	--	--	725,000
Proceeds from notes payable	--	--	200,000
Proceeds from sale of common stock	--	--	1,782,426
Net cash provided by financing activities	--	50,000	2,886,426

Net increase (decrease) in cash and cash equivalents	(79,515)	(42,457)	(347,514)
Cash and cash equivalents, beginning of period	96,147	48,588	364,146

Cash and cash equivalents, end of period	$16,632	$6,131	$16,632

Supplemental non-cash financing activities:
Common stock issued for deposits	$--	--	$3,750

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)
A. BASIS OF PRESENTATION

The interim consolidated financial statements of International Star, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2011 and 2010, are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2011.

The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results for a full year period.

B. SIGNIFICANT ACCOUNTING POLICIES

1.      Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the three months ended March 31, 2011.  Qwik Track, Inc. has no assets and has not had any operations during the previous three years.  The Company uses the accrual method of accounting.

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

3.      Dividend Policy

The Company did not declare or pay any dividends during the three months ended March 31, 2011 and 2010.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

4.      Mineral Properties and Equipment

Mineral property acquisition costs are initially capitalized when incurred.  These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable.  Mineral exploration costs are expensed when incurred.

5.      Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period, unless the calculation is anti-dilutive. At March 31, 2011, the Company had no dilutive potential common shares.

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

14.      Interim Reporting

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

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

D.  COMMON STOCK

The Company did not issue any shares of common stock during the three months ended March 31, 2011.

E.  NOTES PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At March 31, 2011, the Company had borrowed $500,000 under the terms of this loan agreement and had accrued interest of $82,500.  This note has a maturity date of December 3, 2012.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 1, 2008.  Under terms of the agreement, the Company has an available credit line of $200,000 with interest accruing at 10% per annum.  The interest rate increased from 10% to 18% per annum as of March 31, 2009, which was the maturity date of the Note.  At March 31, 2011, the Company had borrowed $200,000 under the terms of this loan agreement, and had accrued interest of $75,950.

F.  ADVANCES FROM SHAREHOLDER

As of March 31, 2011, the Company owes a total of $200,000 for repayment of funds advanced in prior periods by the Chairman of the Board of Directors.  These advances are non-interest bearing and payable on demand.

G.  NOTE PAYABLE – BEAIRD

The Company entered into a loan agreement with Beaird Operating Companies on October 13, 2010.  Under the terms of the loan agreement the Company received $200,000 and in correlation with the note the Company issued 20,000,000 warrants.  This note is due on December 13, 2011.  All principal and interest at the rate of 10%, per annum, is due at that time.  Accrued interest for this loan was $10,000 at March 31, 2011.  The loan is collateralized by a security interest to the above mentioned lender in the amount of 49% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  The related stock warrants were valued at $58,000 using the Black-Scholes model.  Inputs to this model for the fair value calculation were as follows:  exercise price, $.01; stock price on date of issuance, $.0095; expected term, 2 years; expected volatility, 59%; dividend rate, 0%; and, risk-free rate, .22%.  This amount is recorded as a discount on the note payable and will be amortized over the term of the note.  . As of March 31, 2011, $17,607 of the discount had been amortized to interest expense.

As of March 31, 2011, all 20,000,000 warrants were still outstanding.

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

On April 28, 2010, the Company issued 10,000,000 stock options to its President.  These options are fully vested as of the grant date, have a contractual term of 5 years, and are exercisable at $0.01 per share.  The Company uses the Black-Scholes model to estimate the fair value of its options.  Assumptions used in calculating the fair value for these options were as follows:  exercise price of stock option – $0.01; stock price on date of issuance – $0.01; expected term – 5 years; expected volatility – 69%; dividend rate – $0.00; risk-free interest rate – 0.43%.  Using these assumptions, we estimated the grant date fair value of these options to be $0.0056 per option, or $56,000.  This amount was recorded as compensation expense in our financial statements for the year ended December 31, 2010.  As no options were exercised subsequent to grant date, all 10,000,000 options are still outstanding.  Other information regarding the number of options outstanding and exercisable at March 31, 2011 is as follows:

	Outstanding	Exercisable
Number of options	10,000,000	10,000,000
Weighted average remaining contractual term (years)	4.1	4.1
Weighted average exercise price	$0.01	$0.01
Aggregate intrinsic value	$0	$0

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

K.  SUBSEQUENT EVENTS

On April 6, 2011, the Company entered into a mining lease agreement (the “Lease Agreement”) with La Cuesta International, Inc., an Arizona corporation (“LCI”), to acquire the exclusive right to explore, develop and mine certain lode mining claims held by LCI (collectively, the “Mining Property”).  The Mining Property consists of five (5) lode mining claims covering the former Van Deeman gold mine located in the northern Black Mountains in Mohave County, Arizona.  The Lease Agreement is effective as of April 1, 2011, for a term of the ten (10) years and may be earlier terminated by the parties or extended indefinitely as long as minerals are produced from the Mining Property and sold in commercial quantities or we continue making the specified rental payments.  The Company is required to make rental payments every six months, beginning upon signing of the lease, in an amount of $5,000 for each of the first two six-month periods, $7,500 for each of the next two periods, and $10,000 per period thereafter. Upon commencement of commercial mineral production on the Mining Property, the Company must pay to LCI the greater of 2% of the net smelter returns or $10,000 during each calendar quarter in which we produce and sell ores and minerals from the Mining Property in commercial quantities.  The Lease Agreement also grants the Company the option to purchase the mining claims comprising the Mining Property for $200,000, with prior rental and royalty payments being applied to the purchase price.  If the Company does not exercise our option to purchase the Mining Property, LCI is required to transfer all interests in the property to us once we have made rental and royalty payments totaling an aggregate of $2,000,000.

On April 25, 2011, the Company entered into a loan transaction with Beaird Operating Companies, LLC (“Beaird”) through which we borrowed total principal of $150,000.  In connection with the loan, the Company issued a Promissory Note (the “Note”) to Beaird.  Under the terms of the Note, the proceeds of the loan carry simple interest at the rate of 12% per annum beginning on the date of the loan.  All unpaid principal and accrued interest is due on December 13, 2011 (the “Maturity Date”).  No payments are required until the Maturity Date.  However, for any principal amount due from us under the Note that is not paid on or before the Maturity Date, the unpaid principal balance due will increase by 1.5 times and such increased principal amount will accrue simple interest at a rate of 12% per annum effective as of the Maturity Date.  The Company has the right to prepay any amounts due to Beaird under the Note at any time without penalty.

In connection with the loan, the Company issued to Beaird warrants (the “Warrants”) to purchase up to 15,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The Warrants expire on the later of the second anniversary of the date of issuance or the date all principal due under the Note is fully paid.  The exercise price may be paid in cash or by a reduction of the principal amount owed on the Note equal to the exercise price, or by a combination of cash payment and a reduction of the principal amount owed on the Note.

In addition, on April 25, 2011, the Company sold to Beaird 12,500,000 shares of common stock at a price of $0.008 per share for an aggregate of $100,000.

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

Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. Accordingly, we continued to have significant stockholder deficits and working capital deficits during the year ended December 31, 2010, as further explained in our Annual Report on Form 10-K for the year ended December 31, 2010.  In recognition of these trends, our independent registered accountants included cautionary statements in their report on our financial statements for the year ended December 31, 2010, that expressed “substantial doubt” regarding our ability to continue as a going concern.  Specifically, our independent accountants have opined that the continuation of our Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.

Our management has developed a long-term strategy for generating revenues from our mineral properties, with a short-term focus on obtaining additional equity or debt funding until such operating revenues can be generated.  We will continue to consider and pursue available and feasible options to raise additional capital to fund our operating costs and to continue work on establishing the existence of mineral reserves within our properties to enable us to seek feasible revenue generating opportunities.  We do not anticipate generating any revenue from our mineral properties during the second quarter of 2011.

We have used debt financing obtained in October 2010 to satisfy most of our operating and exploration expenses for the first quarter of 2011.  Subsequent to March 31, 2010, we secured additional capital through debt and equity financing to substantially fund our existing and anticipated operating costs and our planned mineral exploration work for the remainder of 2011.  See “– GENERAL – Financing.”  Unless we are able to generate substantial revenues from our mineral properties during 2011, we will need to raise additional equity or debt financing to fund future operating costs and mineral exploration work and to service our debt obligations.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

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

Property and Location

Our current mineral property consists of approximately 1.7 square miles of land located in the northern Black Mountains in Mohave County, Arizona, approximately 56 miles from Las Vegas, Nevada, and 22 miles south of the Hoover Dam on U.S. Highway 93 (the “Black Mountains Property”).  The property is easily accessed by partially paved entry off Highway 93 and has availability to electricity and water.

Our Black Mountains Property consists of approximately 54 lode claims, almost all of which have been recorded with the BLM and Mohave County.  Our claim holdings in this area began with placer claims in the adjacent Detrital Wash area acquired in 1998 through a mineral lease and in 2004 through an exploration rights agreement.  In 2008, we released all of our placer claims in the Detrital Wash area due to economically insufficient placer mineralization.  Our subsequent claims, except for five lode claims acquired by lease in April 2011, have been staked by the Company over or nearby the Company’s previous claim holdings.  The claims we have staked in our Black Mountains Property cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by geochemical assays of mineral samples performed for the Company by licensed independent labs and evaluated according to National Instrument (NI) 43-101 standards, as well as other areas where we have obtained evidence of mineralization occuring in the bedrock.

Effective April 1, 2011, we acquired five additional lode mining claims covering the former Van Deeman gold mine located within the area of our existing claims in the northern Black Mountains in Mohave County through a 10-year lease agreement with La Cuesta International, Inc.  We are required to make rental payments every six months, beginning upon signing of the lease, in an amount of $5,000 for each of the first two six-month periods, $7,500 for each of the next two periods, and $10,000 per period thereafter.  Upon commencement of any commercial mineral production on the leased property, we must pay the greater of 2% of the net smelter returns or $10,000 during each calendar quarter in which we produce and sell ores and minerals from the property in commercial quantities.  We also have the option to purchase the leased claims for $200,000, including prior rental and royalty payments.

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

During the first quarter of 2011, we paid a total of $5,278 in filing fees to the BLM and Mohave County to record new claims in the Black Mountains Property.  We did not incur any annual maintenance fees for our previously recorded lode claims during the first quarter of 2011.

Operations

In 2008, through geology and mining engineer consultants, we developed a program of testing geological samples from our Detrital Wash property for mineralization and mapping the existing geology.  Assay results from the initial phases of this program during 2008 and 2009 indicated significant copper and molybdenum mineralization in the areas of our Detrital Wash claims as well as the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  Based on these and subsequent results, we converted our claims to lode claims and have progressively modified our claim holdings to the current block in the northern Black Mountains.  Our sampling, assays and mapping during 2010 showed gold mineralization to be the most prevalent of the tested minerals in our properties, with some evidence of copper, molybdenum and other minerals.  As a result, we have shifted the primary focus of our exploration program to the establishment of gold reserves.  During the first quarter of 2011, we recorded claims located during the fourth quarter of 2010 and staked and recorded additional claims in areas nearby our existing claims in a continued effort to modify our claim holdings to focus our limited financial resources on the areas that we believe hold the most significant potential for mineral reserves.  See “– Exploration Program” for more information regarding our exploration program.

During the remainder of 2011, we are working to obtain and verify additional historical data regarding our Black Mountains Property and plan to conduct further geochemical and geophysical testing to continue assessing the mineral reserve potential of the property.  Based on the recommendations of our geologists, we may locate additional claims or release existing claims depending on our assessments of their mineral potential and available funds.  We continue to consider options to raise additional capital as needed to fund our exploration program and our ongoing operating and compliance costs.  We also plan to continue to seek potential joint venture or other opportunities to complete the exploration work and to bring the property to the production stage should sufficient reserves be established.  We cannot guarantee that we will have, or be able to obtain, the necessary funds to complete our planned exploration activities.  See “– GENERAL – Plan of Operation” and “– GENERAL – Going Concern.”

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

Our current management has engaged consultants who have developed an exploration plan involving various methods of geochemical and geophysical testing, in compliance with industry standards, to determine whether mineral reserves exist on our properties.  We have conducted drilling, mapping and sampling activities as part of this plan, including multiple phases of assaying collected geological samples.  We believe the assay results obtained thus far justify implementation of further phases of this exploration plan.  See “– GENERAL – Plan of Operation.”  However, further implementation of this plan is subject to sufficient capital resources.

As of this Report, we have obtained funds to implement the next phase of our exploration program and to substantially fund our operating and compliance costs for the remainder of 2011.  However, additional funding may be needed to complete exploration work on our properties and to continue to fund our future operating and compliance costs.  We cannot guarantee that we will obtain any such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of March 31, 2011, our total assets, which consist solely of cash, are $16,632.  Our property and equipment are fully depreciated as of March 31, 2011.  Our total assets at December 31, 2010, were $96,315 consisting of $96,147 in cash and $168 in property and equipment, net of depreciation.  The decrease in our total assets during the three months ended March 31, 2011, is attributable to the reduction in our cash due to the use of the funds obtained in October 2010 to pay our exploration and other operating expenses during the first quarter of 2011, which consisted largely of costs associated with our exploration program and legal compliance and accounting expenses accrued during 2010.  We anticipate an increase in our cash during the second quarter of 2011 as a result of the additional funds we obtained in April 2011.  See “– GENERAL – Financing.”

Our total liabilities as of March 31, 2011, are $1,604,303, an increase of $21,762 over total liabilities at December 31, 2010, of $1,582,541.  This increase is largely attributable to $21,500 in additional accrued interest on our two lines of credit obtained in December 2007 and December 2008, respectively, and the loan we obtained in October 2010.  See Footnotes E and G in the Notes to the Consolidated Financial Statements and “– GENERAL – Financing.”  The increase is also partly due to the increased value of our October 2010 loan resulting from the amortization of the loan discount, which reflects our issuance of stock warrants to the lender concurrently with our receipt of the loan, and to a slight increase in accrued expenses.  These increases were offset in part by a slight decrease in our accounts payable due to the use of available funds to pay current operating expenses during the quarter and certain outstanding expenses.  We anticipate that our liabilities during the second quarter of 2011 will be higher as a result of the debt financing we obtained in April 2011, our exploration work on our Black Mountains Property and ordinary operational costs during the quarter.

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Net Loss.  Our net loss for the quarter ended March 31, 2011, was $101,445, compared to a net loss of $80,571 during the quarter ended March 31, 2010, an increase of 25.91%.  The increase in our net loss for the first quarter of 2011 over the first quarter of 2010 was due primarily to additional professional fees and interest expense during the first quarter of 2011 as compared to the same period in 2010.  These increases were partially offset by a reduction in our mineral exploration costs.  .

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the three-month period ended March 31, 2011, was $35,292, compared to $46,420 for the three-month period ended March 31, 2010, a decrease of $11,128, or 23.97%.  This over 20% decrease reflects the costs incurred during the first quarter of 2010 in connection with our drilling work on our Black Mountains Property, along with related assaying, sampling and mapping activities.  Mineral exploration costs during the first quarter of 2011 consisted primarily of expenses incurred to locate and record new claims in our Black Mountains Property.

Professional Fees Expense.  Professional fees expense for the first quarter of 2011 increased over the same period in 2010 by $16,151, or 184.73%, to $24,894, compared to $8,743 during the first quarter of 2010.  The significant increase in professional fees for the first quarter of 2010 over the same period in 2010 is primarily due to legal and accounting fees recognized in the first quarter of 2011 for which comparable expenses in 2010 were not recognized until the second quarter of 2010.

Depreciation and Amortization Expense.  We fully depreciated the remaining value of our property and equipment during the first quarter of 2011.

General and Administrative Expense.  Our general and administrative costs increased by $539, or 41.40%, to $1,841 during the quarter ended March 31, 2011, compared to $1,302 during the quarter ended March 31, 2010.  This increase is attributable primarily to additional travel expese incurred during the first quarter of 2011.

Interest Expense.  During the first quarter of 2011, we incurred interest expense of $28,750 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively, and on our October 2010 loan from an unrelated third party lender.  Interest expense for the first quarter of 2011 also includes $7,250 in amortized discount on our October 2010 loan resulting from our issuance of stock warrants in connection with the loan.  See “– GENERAL – Financing” and Footnotes E and G in the Notes to the Consolidated Financial Statements.  Our interest expense for the first quarter of 2010 consisted of interested accrued on the December 2007 and December 2008 lines of credit.  We have thus far been unable to repay any of these debts due to our limited funds.

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

As part of the initial phase of this exploration program, we located lode claims in the northern Black Mountains and White Hills in 2008 over or nearby our then existing placer claims in the Detrital Wash area based on evidence of mineralization in the bedrock.  We concluded that the placer mineralization on the property was not economically sufficient for continued exploration at that time, and therefore, we released all of our placer claims in the Detrital Wash area in September 2008.  Since 2008, we have released our White Hills claims and have progressively modified our lode claim holdings to the current block in the northern Black Mountains to focus on areas that we believe show the most potential for mineral deposits.

During 2008, we obtained historical records created by various mining companies from the 1960’s through the 1980’s in connection with substantial exploration conducted in the northern Black Mountains.  Work completed by these companies included soil sampling, stream sampling, rock sampling and drilling, bouguer gravity surveys, and resistivity and IP (induced polarization) surveys.  The historical soil, sediment and rock sampling data obtained by the Company indicated gold, copper and molybdenum mineralization on the property.  Results of assays performed in 2008 by Mountain States R&D International, Inc., an Arizona registered and licensed lab (“Mountain States”), on 252 samples taken from our claims supported the historical data indicating significant copper and molybdenum mineralization in the areas of our claims.

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

Based on the Mountain States and Skyline assay results data, along with historical results from previous exploration companies working the same property, we determined appropriate drilling locations for further exploration.  We also staked additional lode claims and conducted follow-up soil, rock chip and channel sampling to test the extent and grade of any mineralization associated with the high value samples.  The results of the assays on these samples showed mineralization generally consistent with the results of our previous assays.

During 2010, we completed a limited phase of drilling on our Black Mountains Property consisting of 10 locations where previous sampling had indicated evidence of mineralization.  Samples were taken from the drill holes and nearby areas and submitted for assay at the Skyline lab in Tucson.  We also conducted additional mapping of the geology in the Black Mountains Property and nearby areas and collected approximately 60 subsequent surface samples, which were assayed by ALS Chemex Labs in Reno, Nevada and submitted to our geologists for evaluation.

As a result of our 2010 drilling, sampling and mapping work, we have significantly modified our claim holdings in our Black Mountains Property during the third and fourth quarters of 2010 and the first quarter of 2011.  During the third quarter of 2010, we renewed with the BLM only 18 of 78 lode claims in the Black Mountains which we held prior to August 31, 2010.  During the fourth quarter of 2010 and first quarter of 2011, we have staked and recorded approximately 30 new lode claims in the Black Mountains Property.

The modification of our claim holdings also reflects a decision by management, based on our 2010 exploration work, to shift the primary focus of our exploration program from copper and molybdenum targets toward exploration for gold reserves, with a secondary focus on copper, molybdenum and other minerals.  As part of this current exploration phase, we have conducted additional sampling and assays in an effort to determine new drilling targets within our current claims.  The newly collected samples were assayed by ALS Chemex Labs and showed anamolous gold mineralization along with other minerals in nearly all of the samples tested.  We have also secured five additional recorded lode claims covering the former Van Deeman gold mine through a 10-year lease agreement which we entered into in April 2011.  See “– GENERAL – Properties.”  We are continuing to work with our current geologists to implement further exploration work to fully evaluate the mineral reserve potential of the Black Mountains Property and to compile sufficient data to attract a joint venture or other opportunity to develop any reserves that are determined to exist on our properties.  See “– GENERAL – Plan of Operation.”

Plan of Operation

We are currently working to implement a new limited phase of drilling and additional sampling, mapping, geochemical work over the coming months toward the establishment of gold or other mineral reserves on our Black Mountains Property.  We are also working to obtain and verify additional historical exploration data regarding our current property.  During the remainder of 2011, we plan to drill a limited number of target areas and conduct assays of the drilled samples.  We may conduct follow-up surface sampling and mapping depending on our evaluation of the drilling results and available funds.  We may also locate and record additional claims or release existing claims as warranted by the results of such exploration work and based on our financial resources.

Management’s goal is to bring the data on the Black Mountains Property to a sufficient level to attract a joint venture or other sale or lease opportunity with a larger resource entity or investor to provide additional capital and infrastructure to complete the exploration program and bring the property to the production stage should mineral reserves be established.  We plan to seek potential joint venture opportunities to fund any further exploration work needed toward the establishment of gold or other precious or base metal reserves in the Black Mountains Property and assessment of the feasibility of extracting potential mineral deposits on these properties.  We may also seek other available financing options or opportunities to sell or lease our interest in our properties that we believe would be favorable to our shareholders.

Unless and until we can achieve revenues sufficient to maintain our operations, our exploration program is dependent on our ability to raise additional capital from time to time to fund our operating and exploration costs.  We have secured capital which we believe will substantially fund our operating and exploration costs for the remainder of 2011.  See “– GENERAL – Financing.”  We cannot guarantee that we will be able to raise any necessary additional capital on terms favorable to us or at all.  We also cannot assure, even if such financing is obtained, that mineral reserves will be determined to exist on our properties or that we will be able to successfully attract and consummate a joint venture to develop the property to production stage or any other opportunity to commercially exploit our properties.  See “– GENERAL – Going Concern.”  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry, current economic conditions and the current market price of any minerals discovered.

We do not anticipate any purchase or sale of property, plant, or other significant equipment, and we do not expect any significant changes in the number of our employees.  However, employees, consultants and expertise will be added to the Company as management deems necessary and when financing permits.

Financing

We do not have any revenues and continue to be dependent on debt and equity financing to meet our immediate cash needs.  We continue to consider and pursue available means to fund our future operations and exploration activities, either by seeking additional capital through loans or private placements of our securities, or by entering into joint venture or similar arrangements with one or more other, more substantial companies.

On October 13, 2010 and April 25, 2011, we obtained loans of $200,000 and $150,000, respectively, from Beaird Operating Companies, LLC (“Beaird”), each of which carries simple interest at the rate of 12% per annum.  All unpaid principal and accrued interest under these loans is due on December 13, 2011 (the “Maturity Date”).  Under the terms of the loans, any unpaid principal will increase by 1.5 times as of the Maturity Date and will continue to accrue simple interest at a rate of 12% per annum.  No payments are required until the Maturity Date; however, we have the right to prepay any amounts due to Beaird at any time without penalty.  The debt under these loans is secured in the aggregate by a 49% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At our election, we may convert the security interest to a priority security interest on 49% of our share of proceeds from any joint venture or licensing agreement with respect to the mining claims, subject to certain conditions.  In the event we default, Beaird may institute legal action against us.  In such event, Beaird would be entitled to its collection costs, including attorney fees not to exceed 20% of the amount sought to be collected.

In connection with the October 2010 and April 2011 loans, we issued to Beaird warrants to purchase up to 20,000,000 shares and 15,000,000 shares, respectively, of our common stock at an exercise price of $0.01 per share payable in cash or by a reduction of the principal amount owed on the debt equal to the exercise price, or by a combination thereof.  The warrants expire on the later of the second anniversary of the date of issuance or the date all principal due to Beaird is fully paid.  In addition, we granted certain piggyback registration rights under which Beaird may register for resale shares held by Beaird if we propose to register shares of our common stock (or any security which is convertible into or exchangeable or exercisable for common stock) under the Securities Act of 1933 (the “Securities Act”).  We have no present plans to pursue a registered public offering of our common stock.  See “UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”

We did not obtain any funds through sales of our equity securities during the first quarter of 2011.  However, concurrently with the April 25, 2011 loan, we sold to Beaird 12,500,000 shares of our common stock at a price of $0.008 per share for an aggregate of $100,000.  These shares were not issued in connection with the exercise of any stock warrants previously issued to Beaird.  See “UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”

Historically, certain of our directors have from time to time advanced funds to our Company for the payment of operating expenses.  These advances have been repaid in cash and through the issuance of restricted shares of our common stock.  During 2009, our Chairman of the Board paid certain corporate filing fees and annual maintenance fees on our mining claims on behalf of the Company in an aggregate amount of $16,817.  In 2009 and 2010, our Chairman advanced an aggregate of $183,183 in additional funds to the Company to be used as working capital.  We have agreed to reimburse the Chairman for these advanced funds.  As of this Report, we have not made any reimbursement payments to the Chairman for the advanced funds.

The Company has in the past obtained debt financing through lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  We currently have outstanding principal balances of $500,000 and $200,000 from two lines of credit obtained from KRFH in December 2007 and December 2008, respectively.  These funds were used to pay our operating and exploration expenses during 2008 and 2009, and no additional funds are available under these lines of credit.  Our December 2008 line of credit became due on March 31, 2009, and our December 2007 line of credit becomes due on December 3, 2012.  As of March 31, 2011, we owe $82,500 and $75,950, respectively, in principal and interest on these two lines of credit.  See Footnote E to the Financial Statements for more information regarding our lines of credit from KRFH.

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

We used the funds obtained from the October 2010 Beaird loan to fund our exploration and operating costs during the first quarter of 2011.  We plan to use the proceeds of our April 2011 Beaird loan and stock issuance to substantially fund our exploration and operating costs for the remainder of 2011.  We do not anticipate achieving any revenues through the second quarter of 2011.  We plan to seek additional funds through debt or equity financing as needed to continue our operations and to service our debt obligations from the Beaird loans and our December 2007 and December 2008 lines of credit.  We can provide no assurance that we will be able to achieve sufficient revenues or raise the funds necessary for the repayment of the lines of credit and for our continued operations on terms favorable to us or at all.

LIQUIDITY

Liquidity and Capital Resources

	Three months ended March 31,
	2011	2010
Net cash used in operating activities	$(79,515)	$(92,457)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	50,000

General

Overall, we had negative cash flows of $79,515 for the three months ended March 31, 2011, resulting entirely from cash used in our operating activities.  No cash was provided by investing activities or financing activities during the three months ended March 31, 2011.  For the three months ended March 31, 2010, we had negative cash flows of $42,457.  The significant difference in cash flows for the three-month period ended March 31, 2011, versus the same period in 2010 primarily reflects $50,000 in cash provided by financing activities during the first three months of 2010, compared to no cash provided by financing activities during the first quarter of 2011, offset in part by a modest decrease in cash used for operating activities during the interim period in 2011 compared to the same period in 2010.

Cash Used in Our Operating Activities

For the three-month period ended March 31, 2011, net cash used in our operating activities was $79,515, a decrease of $12,942 from the same period in 2010.  This decrease was due primarily to the increase in our accrued interest on our December 2007 and December 2008 lines of credit and our October 2010 loan, as well as the amortization of the loan discount on our October 2010 loan.  These increases were partially offset by a smaller reduction in our accounts payable during the first quarter of 2011 as compared to the first quarter of 2010.

Cash Provided by Our Financing Activities

We did not have any cash provided by financing activities during the three-month period ended March 31, 2011.  Net cash provided by our financing activities during the three-month period ended March 31, 2010, was comprised of the $50,000 cash advance provided by our Chairman in January 2010.

Internal Sources of Liquidity

For the three-month period ended March 31, 2011, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because we have been unable to generate revenues from operations, we must rely on external sources of liquidity to fund our our daily operations.

We obtained loans of $200,000 and $150,000 from Beaird on October 13, 2010 and April 25, 2011, respectively.  In connection with the April 2011 loan, we also sold to Beaird shares of our common stock in the amount of $100,000.  See “– GENERAL – Financing” and “UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”  We used a portion of the funds from the October 2010 loan to pay our operating expenses and exploration costs during the first quarter of 2011.  We plan to use the remainder of the proceeds from the October 2010 loan and the proceeds from the April 2011 loan and stock issuance to substantially fund our exploration work and operating expenses during the remainder of 2011.

We continue to consider potential financing options to secure funds to continue our operations and exploration program and to fund our repayment of our debt obligations until we are able to achieve sufficient revenues from our mineral properties to sustain our business.  Our management will review any financing options at its disposal and will judge each potential source of funds on its individual merits.  We can provide no assurance that we will be able to generate sufficient revenues to sustain our operations or raise additional funds on terms favorable to us or at all.  See “– GENERAL – Going Concern.”

Inflation

Management believes that inflation has not had a material effect on our results of operations in the first quarter of 2011, and does not expect that it will in the second quarter of 2011, except to the extent higher fuel and energy prices could materially and adversely impact the Company by increasing costs for our exploration program and any travel related expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, March 31, 2011.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

(b)      Internal Control over Financial Reporting

There was no change in our internal control that occurred during the three-month period ended March 31, 2011, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At March 31, 2011, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 1A.  RISK FACTORS

As of March 31, 2011, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2010.  See the discussion of our risk factors in the Form 10-K, as filed with the SEC.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2011, in connection with the $150,000 loan received from Beaird, we issued warrants to Beaird to purchase up to 15,000,000 shares of our common stock at an exercise price of $0.01 per share payable in cash or by a reduction of the principal amount owed on the debt equal to the exercise price, or by a combination thereof.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GENERAL – Financing” for more information regarding this loan.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  The warrants expire on the later of the second anniversary of the date of issuance or the date all principal due to the lender is fully paid.  The warrants are not transferable.  In addition, we granted certain piggyback registration rights under which the lender may register for resale shares held by the lender if we propose to register shares of our common stock (or any security which is convertible into or exchangeable or exercisable for common stock) under the Securities Act.

In addition, on April 25, 2011, concurrently with the loan transaction described above, we sold to Beaird 12,500,000 shares of our common stock at a price of $0.008 per share for an aggregate of $100,000.  We believe the issuance of these securities was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  These shares were not issued in connection with the exercise of any stock warrants previously issued to Beaird.

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

INTERNATIONAL STAR, INC.

Date May 23, 2011	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

Date May 23, 2011	By:	/s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Secretary, Treasurer/Chief Financial Officer and Director