Form 10-Q
period 2011-06-30
INTERNATIONAL STAR INC
filed 2011-08-15
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011
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

As of August 10, 2011, there were 294,512,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2010.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of June 30, 2011, and its results of operations and its cash flows for the six-month period ended June 30, 2011.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)

ASSETS	June 30,	December 31,
	2011	2010
Current Assets:
Cash	$127,261	$96,147
Total Current Assets	127,261	96,147

Property and Equipment – net of accumulated depreciation	--	168

Total Assets	$127,261	$96,315

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$309,823	$344,340
Accrued expenses	40,327	38,894
Accrued interest on notes payable	195,200	146,950
Note payable – related party	200,000	200,000
Notes payable – Beaird loans (net of discount)	316,857	152,357
Advances from shareholder	200,000	200,000
Total Current Liabilities	1,262,207	1,082,541

Long Term Liabilities:
Long term note payable – related party	500,000	500,000
Total Long Term Liabilities	500,000	500,000

Total Liabilities	1,762,207	1,582,541

Stockholders’ Deficiency:
Preferred Stock 20,000,000 shares authorized, Undesignated par value – none issued	--	--
Common Stock 780,000,000 shares authorized, at $.001 par value; 294,512,274 and 282,012,274 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	294,512	282,012
Capital in excess of par value	4,632,509	4,545,009
Deficit accumulated during the exploration stage	(6,561,967)	(6,313,247)
Total Stockholders’ Deficiency	(1,634,946)	(1,486,226)

Total Liabilities and Stockholders’ Deficiency	$127,261	$96,315

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					January 1, 2004
	Three months ended June 30,		Six months ended June 30,		(date of inception of
					exploration stage) to
	2011	2010	2011	2010	June 30, 2011

Revenue:
Total Revenue	$--	$--	$--	$--	$--

Expenses:
Mineral exploration costs	60,960	26,759	96,252	73,179	1,133,682
Professional fees	41,033	36,055	65,927	44,798	864,046
Compensation & management fees	10,500	66,500	21,000	77,000	1,575,701
Depreciation & amortization	--	70	168	142	15,408
General & administrative	782	3,877	2,623	5,179	523,847
Total Operating Expenses	113,275	133,261	185,970	200,298	4,112,684

Net (Loss) from Operations	$(113,275)	$(133,261)	$(185,970)	$(200,298)	$(4,112,684)

Other Income and Expenses:
Interest income	$--	$--	$--	$--	$2,939
Other income	--	--	--	--	3,535
Interest expense	(34,000)	(24,736)	(62,750)	(37,943)	(281,497)
Other expense	--	--	--	(327)	(377)
Loss on disposal of assets	--	--	--	--	(20,531)
Loss on divestiture of subsidiary	--	--	--	--	(99,472)
Total Other Income (Expense)	(34,000)	(24,736)	(62,750)	(38,270)	(395,403)

Net (Loss)	$(147,275)	$(157,997)	$(248,720)	$(238,568)	$(4,508,087)

Weighted Average Shares Common Stock Outstanding (Basic and Diluted)	291,215,570	282,012,274	286,639,346	282,012,274

Net Loss Per Common Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		January 1, 2004 (date of inception of exploration stage) to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net (loss)	$(248,720)	$(238,568)	$(4,508,087)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	168	142	25,766
Amortization of debt discount	14,500	--	14,500
Loss on disposal of assets	--	--	20,531
Loss on divestiture of subsidiary	--	--	99,472
Stock based compensation expense	--	56,000	56,000
Common stock issued for services	--	--	211,500
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	--	--	79,795
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payables and accrued expenses	(33,084)	17,393	409,998
Accrued interest on notes payable	48,250	37,942	176,800
Shareholder deposits	--	(250)	--
Net cash used in operating activities	(218,886)	(127,341)	(3,254,439)

Cash flows from investing activities:
Proceeds from disposal of assets	--	--	499
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(28,856)

Cash flows from financing activities:
Repayments of long term borrowings	--	--	(25,000)
Proceeds from exercise of warrants	--	--	4,000
Proceeds from advances from shareholder	--	83,183	200,000
Proceeds from notes payable – related party	--	--	725,000
Proceeds from notes payable	150,000	--	350,000
Proceeds from sale of common stock	100,000	--	1,882,426
Net cash provided by financing activities	250,000	83,183	3,136,426

Net increase (decrease) in cash and cash equivalents	31,114	(44,158)	(146,869)
Cash and cash equivalents, beginning of period	96,147	48,588	274,130

Cash and cash equivalents, end of period	$127,261	$4,430	$127,261

Supplemental non-cash financing activities:
Common stock issued for deposits	$--	--	$3,750

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011
(Unaudited)

A.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The main focus of business of International Star, Inc. (the Company), commencing January 1, 2004, is the exploration of mining claims and mining properties.  The Company has, in accordance with guidelines of the Securities and Exchange Commission (SEC), appropriately disclosed that the company is considered an exploration stage company.

During 2006 the Company relocated its principal offices from Henderson, Nevada to Mount Pleasant, Texas and then to Shreveport, Louisiana.

Basis of presentation

The interim consolidated financial statements of the Company and subsidiaries for the period ended June 30, 2011 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2011, and the results of its operations and cash flows for the three and six months ended June 30, 2011 and 2010.

The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results for a full year period.

B.	SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the six months ended June 30, 2011.  Qwik Track, Inc. has no assets and has not had any operations during the previous three years.  The Company uses the accrual method of accounting.

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

The Company did not declare or pay any dividends during the period ended June 30, 2011.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

4.	Mineral Properties and Equipment

Mineral property acquisition costs are initially capitalized when incurred.  These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable.  Mineral exploration costs are expensed when incurred.

5.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period, unless the calculation is anti-dilutive. At June 30, 2011, the Company had no dilutive potential common shares.

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

The Company issued  12,500,000 shares of common stock for $100,000 during the three months ended June 30, 2011.

E.	NOTES PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At June 30, 2011, the Company had borrowed $500,000 under the terms of this loan agreement and had accrued interest of $90,000.  This note has a maturity date of December 3, 2012.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 1, 2008.  Under terms of the agreement, the Company has an available credit line of $200,000 with interest accruing at 10% per annum.  The interest rate increased from 10% to 18% per annum as of March 31, 2009, which was the maturity date of the Note.  At June 30, 2011, the Company had borrowed $200,000 under the terms of this loan agreement, and had accrued interest of $84,950.

F.	ADVANCES FROM SHAREHOLDER

As of June 30, 2011, the Company owes a total of $200,000 for repayment of funds advanced in prior periods by the Chairman of the Board of Directors.  These advances are non-interest bearing and payable on demand.

G.	NOTES PAYABLE – BEAIRD

The Company entered into a loan agreement with Beaird Operating Companies on October 13, 2010.  Under the terms of the loan agreement the Company received $200,000 and in correlation with the note the Company issued 20,000,000 warrants.  This note is due on December 13, 2011.  All principal and interest at the rate of 12%, per annum, is due at that time.  Accrued interest for this loan was $17,000 at June 30, 2011.  The loan is collateralized by a security interest to the above mentioned lender in the amount of 49% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  The related stock warrants were valued at $58,000 using the Black-Scholes model.  Inputs to this model for the fair value calculation were as follows:  exercise price, $.01; stock price on date of issuance, $.0095; expected term, 2 years; expected volatility, 59%; dividend rate, 0%; and, risk-free rate, .22%.  This amount is recorded as a discount on the note payable and will be amortized over the term of the note.  As of June 30, 2011, $24,857 of the discount had been amortized to interest expense.

On April 25, 2011 the Company received an additional $150,000 under a note payable due December 13, 2011 with interest of 12% secured by a 49%  interest in the Company’s mineral rights in Mohave County, Arizona.  Accrued interest for this loan was $3,250 at June 30, 2011. In connection with the debt, the Company issued 15,000,000 warrants to purchase the Company’s common stock at an exercise price of $.01 per share, any time prior to the later of April 25, 2013 or the date that the principal is fully paid.  These warrants may be cancelled by the Company after April 25, 2012.  No value has been recognized for the warrants.

As of June 30, 2011, 35,000,000 warrants were still outstanding.

H.	COMMITMENTS AND CONTINGENCIES

Under the terms of the Beaird loans explained in Footnote G above, any unpaid principal on the maturity date of December 13, 2011, will increase by 1.5 times and will continue to accrue interest at a rate of 12% per annum.  No amounts have been recorded for this contingency in these consolidated financial statements.

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

	Outstanding	Exercisable
Number of options	10,000,000	10,000,000
Weighted average remaining contractual term (years)	3.8	3.8
Weighted average exercise price	$0.01	$0.01
Aggregate intrinsic value	$0	$0

J.	GOING CONCERN

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

Our management has developed a long-term strategy for generating revenues from our mineral properties, with a short-term focus on obtaining additional equity or debt funding until such operating revenues can be generated.  We will continue to consider available and feasible options to raise additional capital as needed to fund our operating costs and to continue work on establishing the existence of mineral reserves within our properties to enable us to seek feasible revenue generating opportunities.  We do not anticipate generating any revenue from our mineral properties during the third quarter of 2011.

We have used financing obtained in October 2010 and April 2011 to satisfy our operating and exploration expenses for the first six months of 2011, and we plan to continue to use this financing to fund our operations through the third quarter of 2011.  See “– GENERAL – Financing.”  Unless we are able to generate substantial revenues from our mineral properties during 2011, we will need to raise additional equity or debt financing to fund future operating costs and mineral exploration work and to service our debt obligations.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

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

Effective April 1, 2011, we acquired five lode mining claims covering the former Van Deemen gold mine located within the area of our existing claims in the northern Black Mountains in Mohave County through a 10-year lease agreement with La Cuesta International, Inc.  We are required to make rental payments every six months, beginning upon signing of the lease, in an amount of $5,000 for each of the first two six-month periods, $7,500 for each of the next two periods, and $10,000 per period thereafter.  Upon commencement of any commercial mineral production on the leased property, we must pay the greater of 2% of the net smelter returns or $10,000 during each calendar quarter in which we produce and sell ores and minerals from the property in commercial quantities.  We also have the option to purchase the leased claims for $200,000, including prior rental and royalty payments.

In addition to the five leased claims, we have located and recorded 18 lode claims covering areas surrounding the leased Van Deemen mine claims.  Based on historical information we have obtained, the Van Deemen area was initially explored for gold in the 1930s and 1940s.  In the 1970s, the area was actively explored for copper, with the greatest focus of copper exploration occuring east of the old Pope Mine about 2.5 miles north of the Van Deemen.  Since the 1980s, the area has been explored primarily for gold.  From 1983 to 1985, Amselco Exploration Inc. conducted the first serious exploratory drilling for gold on the Van Deemen prospect.  Amselco completed 13 drill holes in 1983 and nine drill holes in 1985.  Red Dog Mining also completed a brief phase of shallow air track drilling in 1985 in the zone of gold mineralization identified by Amselco.  The area was then acquired by Fischer-Watt Gold Co. in late 1985.  In 1986 and 1987, Fischer-Watt Gold Co. and Arizona Star Resources, through a joint venture, conducted a more complete evaluation of the property.  Drilling results from the Fischer-Watt and Arizona Star work reported gold mineralization in three small open pits occurring in low angle faults with associated quartz-sericite-hematite-pyrite-clay alteration.

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

During the first six months of 2011, we paid a total of $5,278 in filing fees to the BLM and Mohave County to record new claims in the Black Mountains Property.  We did not incur any annual maintenance fees for our previously recorded lode claims during the first six months of 2011.

Operations

In 2008, through geology and mining engineer consultants, we developed a program of testing geological samples from our Detrital Wash property for mineralization and mapping the existing geology.  Assay results from the initial phases of this program during 2008 and 2009 indicated significant copper and molybdenum mineralization in the areas of our Detrital Wash claims as well as the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  Based on these and subsequent results, we converted our claims to lode claims and have progressively modified our claim holdings to the current block in the northern Black Mountains.  Our sampling, assays and mapping during 2010 showed gold mineralization to be the most prevalent of the tested minerals in our properties, with some evidence of copper, molybdenum and other minerals.  As a result, we have shifted the primary focus of our exploration program to the establishment of gold reserves.  During the first six months of 2011, we recorded claims located during the fourth quarter of 2010, staked and recorded additional claims in areas nearby our existing claims, and acquired the Van Deemen claims by lease agreement in a continued effort to modify our claim holdings to focus our limited financial resources on the areas that we believe hold the most significant potential for mineral reserves.  We have also obtained information regarding historical exploration in the Van Deemen area and have begun efforts to compile and evaluate this information under current industry standards.  See “– Exploration Program” for more information regarding our exploration program.

During the remainder of 2011, we plan to continue efforts to compile and evaluate the historical data regarding our Black Mountains Property, particularly in the Van Deemen area, along with results of our previous work.  Based on the recommendations of our geologists, we may locate additional claims or release existing claims depending on our assessments of their mineral potential and available funds.  We may also conduct further geochemical and geophysical testing to continue assessing the mineral reserve potential of the property if necessary and subject to available funds.  We plan to continue to seek potential joint venture or other opportunities to complete the exploration work and to bring the property to the production stage should sufficient reserves be established.  We also continue to consider options to raise additional capital as needed to fund our exploration program and our ongoing operating and compliance costs.  We cannot guarantee that we will have, or be able to obtain, the necessary funds to complete our planned exploration activities.  See “– GENERAL – Plan of Operation” and “– GENERAL – Going Concern.”

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

Our current management has engaged consultants who have developed an exploration plan involving various methods of geochemical and geophysical testing, in compliance with industry standards, to determine whether mineral reserves exist on our properties.  We have conducted drilling, mapping and sampling activities as part of this plan, including multiple phases of assaying collected geological samples.  We believe the assay results, mapping and historical exploration data obtained on our current properties warrant further exploration of our properties.  See “– GENERAL – Plan of Operation.”  However, further exploration work is subject to sufficient capital resources.

We intend to use our current funds to continue the compilation and evaluation of the historical and current exploration data on our properties and to substantially fund our operating and compliance costs for the remainder of 2011.  However, additional funding may be needed to complete exploration work on our properties and to continue to fund our future operating and compliance costs.  We cannot guarantee that we will obtain any such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of June 30, 2011, our total assets, which consist solely of cash, are $127,261.  Our property and equipment are fully depreciated as of June 30, 2011.  Our total assets at December 31, 2010, were $96,315 consisting of $96,147 in cash and $168 in property and equipment, net of depreciation.  The increase in our total assets during the six months ended June 30, 2011, is due to the $250,000 in total funding we obtained in April 2011, which we have used to pay our exploration and other operating expenses incurred during the first six months of 2011.  See “– GENERAL – Financing” for more information on the April 2011 funding.  These expenses consisted largely of costs associated with our exploration program as well as legal compliance and accounting expenses.  We expect to use the cash on hand at June 30, 2011, to fund our operating and compliance costs and exploration activities during the third quarter of 2011.  We anticipate these funds being depleted during the fourth quarter of 2011 unless we are able to raise additional funds to support our continued operations.

Our total liabilities as of June 30, 2011, are $1,762,207, an increase of $179,666 over total liabilities at December 31, 2010, of $1,582,541.  This increase is largely attributable to the $150,000 in debt financing we obtained in April 2011, along with $48,250 in additional accrued interest on our two lines of credit obtained in December 2007 and December 2008, respectively, and the loans we obtained in October 2010 and April 2011.  See Footnotes E and G in the Notes to the Consolidated Financial Statements and “– GENERAL – Financing.”  The increase is also partly due to the increased value of our October 2010 loan resulting from the amortization of the loan discount, which reflects our issuance of stock warrants to the lender concurrently with our receipt of the loan, and to a slight increase in accrued expenses.  These increases were offset in part by a 10% decrease in our accounts payable due to the use of available funds to pay current operating expenses during the period and certain outstanding expenses from the prior year.  During the third quarter of 2011, we anticipate additional increases in accrued interest on our outstanding debt obligations and in the value of our October 2010 loan resulting from the continued amortization of the loan discount.  We expect that our other liabilities during the third quarter of 2011 will be dictated primarily by costs associated with our exploration program on our Black Mountains Property and efforts to secure a joint venture or other opportunity to commercially exploit our mineral properties or to secure additional funds to continue our exploration work.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

Net Loss.  Our net loss for the six-month period ended June 30, 2011, was $248,720, compared to a net loss of $238,568 during the six-month period ended June 30, 2010, an increase of 4.26%.  The slight increase in our net loss for the first six months of 2011 over the same period in 2010 was due primarily to increases in our mineral exploration costs, professional fees and interest expenses during the first six months of 2011 as compared to the first six months of 2010.  These increases were partially offset by significantly lower compensation and management fees expense resulting from the expense we incurred in connection with the stock options we issued during 2010.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the six-month period ended June 30, 2011, was $96,252, compared to $73,179 for the six-month period ended June 30, 2010, an increase of $23,073, or 31.52%.  This over 30% increase primarily reflects the costs incurred during the first six months of 2010 to locate and record new claims, to acquire the Van Deemen claims and to obtain historical information regarding the Van Deemen area, as well as sampling, assaying and mapping activities.  Mineral exploration costs during the first six months of 2010 consisted primarily of expenses associated with drilling work on our Black Mountains Property, including related sampling and assay costs, and new mapping of our Black Mountains Property.

Professional Fees Expense.  Professional fees expense for the first six months of 2011 increased over the same period in 2010 by $21,129, or 47.17%, to $65,927, compared to $44,798 during the first six months of 2010.  The significant increase in professional fees for the first six months of 2011 over the same period in 2010 is primarily due to increased costs related to the preparation and filing of our annual and quarterly reports, along with expenses incurred in connection with our April 2011 financing.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the first half of 2011 decreased by $56,000 from $77,000 during the first half of 2010 to $21,000 during the first half of 2011.  This decrease is solely related to the expense incurred in 2010 as a result of our issuance of a fully vested stock option for 10,000,000 shares of our common stock to our president in April 2010 pursuant to his employment agreement.  All other amounts of compensation and management fees expense for the first half of 2010 and the first half of 2011 consisted of salary to our president.

Depreciation and Amortization Expense.  Depreciation and amortization expense was slightly higher during the first six months of 2011 compared to the first six months of 2010 due to our decision to fully depreciate the remaining value of our property and equipment during the first quarter of 2011.

General and Administrative Expense.  Our general and administrative costs decreased by $2,556, or 49.35%, to $2,623 during the six-month period ended June 30, 2011, compared to $5,179 during the six-month period ended June 30, 2010.  This decrease is attributable to reduced administrative expenses in 2011 compared to 2010.

Interest Expense.  During the first six months of 2011, we incurred interest expense of $62,750 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively, and on our October 2010 and April 2011 loans from an unrelated third party lender.  Interest expense for the first six months of 2011 also includes $14,500 in amortized discount on our October 2010 loan resulting from our issuance of stock warrants in connection with the loan.  See “– GENERAL – Financing” and Footnotes E and G in the Notes to the Consolidated Financial Statements.  Our interest expense for the first six months of 2010 consisted of interest accrued on the December 2007 and December 2008 lines of credit.  We have thus far been unable to repay any of these debts due to our limited funds.

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

Net Loss.  Our net loss for the quarter ended June 30, 2011, was $147,275, compared to a net loss of $157,997 during the quarter ended June 30, 2010, a decrease of 6.79%.  The decrease in our net loss for the second quarter of 2011 over the second quarter of 2010 was due to the compensation expense incurred during the second quarter of 2010 in connection with our issuance of stock options, offset in part by increases in our mineral exploration costs, professional fees and interest expenses.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the three-month period ended June 30, 2011, was $60,960, compared to $26,759 for the three-month period ended June 30, 2010, an increase of $34,201, or 127.81%.  This over two-fold increase is primarily the result of costs we incurred during the second quarter of 2010 in connection with our acquisition of the Van Deemen claims and certain historical information regarding the Van Deemen area, along with our location of additional claims during the first half of 2011.  Mineral exploration costs during the second quarter of 2010 consisted primarily of assay costs and expenses related to sampling and mapping activities on our Black Mountains Property.

Professional Fees Expense.  Professional fees expense for the second quarter of 2011 was $41,033, an increase of $4,978, or 13.81%, over professional fees expense for the first quarter of 2010 of $36,055.  The increase is primarily due expenses incurred in connection with our April 2011 financing and costs related to compliance with new SEC reporting requirements, offset in part by the recognition in the second quarter of 2010 of certain legal and accounting fees for which comparable expenses in 2011 were recognized in the first quarter.

Compensation and Management Fees Expense.  The decrease in our compensation and management fees expense during the second quarter of 2011 as compared to the second quarter of 2010 is attributable to the $56,000 expense incurred in April 2010 in connection with the issuance of a stock option for 10,000,000 shares of our common stock to our president.  Compensation and management fees expense for the second quarter of 2011 consisted solely of salary to our president.

Depreciation and Amortization Expense.  Because we fully depreciated the remaining value of our property and equipment during the first quarter of 2011, we had no depreciation and amortization expense during the second quarter of 2011.

General and Administrative Expense.  Our general and administrative costs decreased by $3,095, or 79.83%, to $782 during the quarter ended June 30, 2011, compared to $3,877 during the quarter ended June 30, 2010.  This decrease is attributable primarily to reduced travel and administrative expenses during the second quarter of 2011 compared to the second quarter of 2010.

Interest Expense.  During the second quarter of 2011, we incurred interest expense of $34,000 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively, and on our October 2010 and April 2011 loans from an unrelated third party lender.  Interest expense for the second quarter of 2011 also includes $7,250 in amortized discount on our October 2010 loan resulting from our issuance of stock warrants in connection with the loan.  See “– GENERAL – Financing” and Footnotes E and G in the Notes to the Consolidated Financial Statements.  Our interest expense for the second quarter of 2010 consisted of interested accrued on the December 2007 and December 2008 lines of credit.  We have thus far been unable to repay any of these debts due to our limited funds.

Exploration Program

In 2008, through consultants, including a geologist and a registered professional mining engineer, both of whom were “qualified persons” under NI 43-101, and an additional geologist, we developed a new exploration program for our Detrital Wash area claims of testing geological samples for the existence of minerals and mapping the existing geology.  Our consultants utilized the initial results of this program obtained in 2008, which indicated the presence of copper, molybdenum and silver mineralization, to further design the exploration program to evaluate the mineral potential of our property and the viability of extracting any mineral reserves discovered.

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

As a result of our 2010 drilling, sampling and mapping work, we significantly modified our claim holdings in our Black Mountains Property during the third and fourth quarters of 2010 and the first quarter of 2011.  During the third quarter of 2010, we renewed with the BLM only 18 of 78 lode claims in the Black Mountains which we held prior to August 31, 2010.  During the fourth quarter of 2010 and first quarter of 2011, we have staked and recorded approximately 30 new lode claims in the Black Mountains Property.

The modification of our claim holdings also reflects a decision by management, based on our 2010 exploration work, to shift the primary focus of our exploration program from copper and molybdenum targets toward exploration for gold reserves, with a secondary focus on copper, molybdenum and other minerals.  As part of this current exploration phase, we have conducted additional sampling and assays in an effort to determine new drilling targets within our current claims.  Samples collected in late 2010 and early 2011 were assayed by ALS Chemex Labs and showed anamolous gold mineralization along with other minerals in nearly all of the samples tested.  In April 2011, we secured five additional recorded lode claims covering the former Van Deemen gold mine through a 10-year lease agreement.  See “– GENERAL – Properties.”  We have obtained substantial mapping, drilling and assay data regarding historical exploration work conducted on the Van Deemen area, primarily by Fischer-Watt Gold Co. and Arizona Star Resources in 1986 and 1987.  Management is working with our primary geologist to compile and evaluate this data under NI 43-101 standards.  We may seek to obtain any additional available historical data and conduct further exploration work as we deem necessary and as funding permits to fully evaluate the mineral reserve potential of our Black Mountains Property.  This work is part of our ongoing effort to compile sufficient data to attract a joint venture or other opportunity to develop any reserves that are determined to exist on our properties.  See “– GENERAL – Plan of Operation.”

Plan of Operation

We are currently working to evaluate under NI-43-101 standards the historical mapping, drilling and assay data we obtained from the Fischer-Watt Gold Co. and Arizona Star Resources work and to compile the historical data along with results of our prior exploration work on the Black Mountains Property in a digitized format.  Once this work is completed, we may seek to obtain any additional available historical data on our properties and may conduct an additional limited phase of drilling and additional mapping, surface sampling and assays as management deems necessary and as funding permits to fully evaluate the potential for gold or other mineral reserves on our Black Mountains Property.  We may also locate and record additional claims or release existing claims as warranted by the results of such exploration work and based on our financial resources.

Management’s goal is to compile sufficient data on the Black Mountains Property to attract a joint venture or other sale or lease opportunity with a larger resource entity or investor to provide additional capital and infrastructure to complete the exploration program and bring the property to the production stage should mineral reserves be established.  Upon completion of the data compilation, we intend to seek potential joint venture opportunities to fund any further exploration work needed toward the establishment of gold or other precious or base metal reserves in the Black Mountains Property and assessment of the feasibility of extracting potential mineral deposits on these properties.  We may also seek other available financing options or opportunities to sell or lease our interest in our properties that we believe would be favorable to our shareholders.

Unless and until we can achieve revenues sufficient to maintain our operations, our exploration program is dependent on our ability to raise additional capital from time to time to fund our operating and exploration costs.  We have secured capital which we believe will substantially fund our operating costs for the remainder of 2011.  See “– GENERAL – Financing.”  However, additional drilling and other substantial exploration work may require additional funds beyond our current financial resources.  We cannot guarantee that we will be able to raise any necessary additional capital on terms favorable to us or at all.  We also cannot assure, even if such financing is obtained, that mineral reserves will be determined to exist on our properties or that we will be able to successfully attract and consummate a joint venture to develop the property to production stage or any other opportunity to commercially exploit our properties.  See “– GENERAL – Going Concern.”  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry, current economic conditions and the current market price of any minerals discovered.

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

However, concurrently with the April 25, 2011 loan, we sold to Beaird 12,500,000 shares of our common stock at a price of $0.008 per share for an aggregate of $100,000.  These shares were not issued in connection with the exercise of any stock warrants previously issued to Beaird.  See “UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”  We did not obtain any additional funds through sales of our equity securities during the second quarter of 2011.

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

The Company has in the past obtained debt financing through lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  We currently have outstanding principal balances of $500,000 and $200,000 from two lines of credit obtained from KRFH in December 2007 and December 2008, respectively.  These funds were used to pay our operating and exploration expenses during 2008 and 2009, and no additional funds are available under these lines of credit.  Our December 2008 line of credit became due on March 31, 2009, and our December 2007 line of credit becomes due on December 3, 2012.  As of June 30, 2011, we owe $90,000 and $84,950, respectively, in interest on these two lines of credit.  See Footnote E to the Financial Statements for more information regarding our lines of credit from KRFH.

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

We used the funds obtained from the October 2010 and April 2011 Beaird loans and stock issuance to fund our exploration and operating costs during the first six months of 2011.  We plan to continue using the proceeds of our April 2011 Beaird loan and stock issuance to substantially fund our exploration and operating costs for the remainder of 2011.  We do not anticipate achieving any revenues through the third quarter of 2011.  We plan to seek additional funds through debt or equity financing as needed to continue our operations and to service our debt obligations from the Beaird loans and our December 2007 and December 2008 lines of credit.  We can provide no assurance that we will be able to achieve sufficient revenues or raise the funds necessary for the repayment of these loans and for our continued operations on terms favorable to us or at all.

LIQUIDITY

Liquidity and Capital Resources

	Six months ended June 30,
	2011	2010
Net cash used in operating activities	$(218,886)	$(127,341)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	250,000	83,183

General

Overall, we had positive cash flows of $31,114 for the six months ended June 30, 2011, resulting from $250,000 in cash provided by our financing activities, offset by $218,886 in cash used in our operating activities.  No cash was provided by investing activities during the six months ended June 30, 2011.  For the six months ended June 30, 2010, we had negative cash flows of $44,158.  The significant difference in cash flows for the six-month period ended June 30, 2011, versus the same period in 2010 primarily reflects the $250,000 in funds we obtained in April 2011 compared to $83,183 in funding we obtained during the first six months of 2010.  This was reduced by significantly higher net cash used in operating activities during the first six months of 2011 compared to the interim period in 2010.

Cash Used in Our Operating Activities

For the six-month period ended June 30, 2011, net cash used in our operating activities was $218,886, an increase of $91,545, or 71.89%, from the same period in 2010.  This significant increase was due primarily to the compensation expense we recognized in 2010 when we issued the stock option to our president and to our use of current funds in 2011 to pay down outstanding accounts payable and accrued expenses.  The increase was partially offset by the accrued interest on our December 2007 and December 2008 lines of credit and our October 2010 and April 2011 loans, as well as the amortization of the loan discount on our October 2010 loan.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities during the six-month period ended June 30, 2011, consisted of the $150,000 loan and the $100,000 common stock purchase by Beaird Operating Companies.  This reflects an increase of $166,817 as compared to net cash provided by financing activities during the six months ended June 30, 2010.  Net cash provided by our financing activities during the six-month period ended June 30, 2010, was comprised of $50,000 and $33,183 in cash advances provided by our Chairman in January 2010 and April 2010, respectively.

Internal Sources of Liquidity

For the six-month period ended June 30, 2011, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because we have been unable to generate revenues from operations, we must rely on external sources of liquidity to fund our our daily operations.

We obtained loans of $200,000 and $150,000 from Beaird on October 13, 2010 and April 25, 2011, respectively.  In connection with the April 2011 loan, we also sold to Beaird shares of our common stock in the amount of $100,000.  See “– GENERAL – Financing” and “UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”  We used the funds from the October 2010 loan and a portion of the funds from the April 2011 loan and stock issuance to pay our operating expenses and exploration costs during the first six months of 2011.  We plan to use the remainder of the proceeds from the April 2011 loan and stock issuance to substantially fund our exploration work and operating expenses during the remainder of 2011.

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

Inflation

Management believes that inflation has not had a material effect on our results of operations in the second quarter of 2011, and does not expect that it will in the third quarter of 2011, except to the extent any significant increases in fuel and energy prices could materially and adversely impact the Company by increasing costs for our exploration program and any travel related expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2011.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

(b)      Internal Control over Financial Reporting

There was no change in our internal control that occurred during the three-month period ended June 30, 2011, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At June 30, 2011, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 1A.  RISK FACTORS

As of June 30, 2011, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2010.  See the discussion of our risk factors in the Form 10-K, as filed with the SEC.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STAR, INC.

Date: August 15, 2011	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

Date: August 15, 2011	By:	/s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Secretary, Treasurer/Chief Financial Officer and Director