Form 10-Q
period 2011-09-30
INTERNATIONAL STAR INC
filed 2011-11-14
CIK 1100788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011

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
☐ Yes    ☒ No

As of November 10, 2011, there were 294,512,274 shares of the registrant’s Common Stock issued and outstanding.

INTERNATIONAL STAR, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2011

PART I

FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The following unaudited financial statements of International Star, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2010.  In the opinion of management, these unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position as of September 30, 2011, and its results of operations and its cash flows for the nine-month period ended September 30, 2011.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)

ASSETS	September 30,	December 31,
	2011	2010
Current Assets:
Cash	$42,883	$96,147
Total Current Assets	42,883	96,147

Property and Equipment – net of accumulated depreciation	--	168

Total Assets	$42,883	$96,315

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$309,823	$344,340
Accrued expenses	39,303	38,894
Accrued interest on notes payable	222,200	146,950
Note payable – related party	200,000	200,000
Notes payable – Beaird loans (net of discount)	324,107	152,357
Advances from shareholder	200,000	200,000
Total Current Liabilities	1,295,433	1,082,541

Long Term Liabilities:
Long term note payable – related party	500,000	500,000
Total Long Term Liabilities	500,000	500,000

Total Liabilities	1,795,433	1,582,541

Stockholders’ Deficiency:
Preferred Stock, 20,000,000 shares authorized, Undesignated par value – none issued	--	--
Common Stock 780,000,000 shares authorized, at $.001 par value; 294,512,274 and 282,012,274 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	294,512	282,012
Capital in excess of par value	4,632,509	4,545,009
Deficit accumulated during the exploration stage	(6,679,571)	(6,313,247)
Total Stockholders’ Deficiency	(1,752,550)	(1,486,226)

Total Liabilities and Stockholders’ Deficiency	$42,883	$96,315

See accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,		January 1, 2004 (date of inception of exploration stage) to
	2011	2010	2011	2010	September 30, 2011
Revenue:
Total Revenue	$--	$--	$--	$--	$--

Expenses:
Mineral exploration costs	60,236	12,449	156,488	85,628	1,193,918
Professional fees	11,177	21,142	77,104	65,940	875,223
Compensation & management fees	10,500	10,500	31,500	87,500	1,586,201
Depreciation & amortization	--	70	168	212	15,408
General & administrative	1,441	5,068	4,064	10,247	525,288
Total Operating Expenses	83,354	49,229	269,324	249,527	4,196,038

Net (Loss) from Operations	$(83,354)	$(49,229)	$(269,324)	$(249,527)	$(4,196,038)

Other Income and Expenses:
Interest income	$--	$--	$--	$--	$2,939
Other income	--	--	--	--	3,535
Interest expense	(34,250)	(19,393)	(97,000)	(57,336)	(315,747)
Other expense	--	--	--	(327)	(377)
Loss on disposal of assets	--	--	--	--	(20,531)
Loss on divestiture of subsidiary	--	--	--	--	(99,472)
Total Other Income (Expense)	(34,250)	(19,393)	(97,000)	(57,663)	(429,653)

Net (Loss)	$(117,604)	$(68,622)	$(366,324)	$(307,190)	$(4,625,691)

Weighted Average Shares Common Stock Outstanding (Basic and Diluted)	294,512,274	282,012,274	289,188,200	282,012,274

Net Loss Per Common Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sep. 30,		January 1, 2004 (date of inception of exploration stage) to September 30,
	2011	2010	2011
Cash flows from operating activities:
Net (loss)	$(366,324)	$(307,190)	$(4,625,691)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	168	212	15,409
Amortization of debt discount	21,750	--	32,107
Loss on disposal of assets	--	--	20,531
Loss on divestiture of subsidiary	--	--	99,472
Stock based compensation expense	--	56,000	56,000
Common stock issued for services	--	--	211,500
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	--	--	79,795
Inventories	--	--	63,812
Other assets	--	--	95,474
Accounts payable and accrued expenses	(34,108)	65,734	318,958
Accrued interest on notes payable	75,250	57,336	203,800
Net cash used in operating activities	(303,264)	(127,908)	(3,428,833)

Cash flows from investing activities:
Proceeds from disposal of assets	--	--	499
Purchase of fixed assets	--	--	(29,355)
Net cash provided by investing activities	--	--	(28,856)

Cash flows from financing activities:
Repayments of long term borrowings	--	--	(25,000)
Proceeds from exercise of warrants	--	--	4,000
Shareholder deposits	--	(250)	--
Proceeds from advances from shareholder	--	83,183	200,000
Proceeds from notes payable – related party	--	--	725,000
Proceeds from notes payable	150,000	--	350,000
Proceeds from sale of common stock	100,000	--	1,882,426
Net cash provided by financing activities	250,000	82,933	3,136,426

Net increase (decrease) in cash	(53,264)	(44,975)	(321,263)
Cash, beginning of period	96,147	48,588	364,146

Cash, end of period	$42,883	$3,613	$42,883

Supplemental non-cash financing activities:
Common stock issued for deposits	$--	--	$3,750

See the accompanying notes to the consolidated financial statements.

INTERNATIONAL STAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
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

Basis of presentation

The interim consolidated financial statements of the Company and subsidiaries for the period ended September 30, 2011 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2011, and the results of its operations and cash flows for the three and nine months ended September 30, 2011 and 2010.

The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results for a full year period.

B.      SIGNIFICANT ACCOUNTING POLICIES

1.      Principles of Consolidation and Accounting Methods

These consolidated financial statements include the accounts of International Star, Inc., and Qwik Track, Inc. (a wholly owned subsidiary) for the nine months ended September 30, 2011.  Qwik Track, Inc. has no assets and has not had any operations during the previous three years.  The Company uses the accrual method of accounting.

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

3.      Dividend Policy

The Company did not declare or pay any dividends during the period ended September 30, 2011.  There are no legal, contractual or other restrictions, which limit the Company’s ability to pay dividends.  Payment of future dividends, if any, on the Company’s common stock, will be dependent upon the amounts of its future after-tax earnings, if any, and will be subject to the discretion of its Board of Directors.  The Company’s Board of Directors is not legally obligated to declare dividends, even if the Company is profitable.  The Company has never paid any dividends on its common stock and has no plans to do so in the near future.  Instead, the Company plans to retain any earnings to finance the development of its business and for general corporate purposes.

4.      Mineral Properties and Equipment

Mineral property acquisition costs are initially capitalized when incurred.  These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable.  Mineral exploration costs are expensed when incurred.

5.      Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period, unless the calculation is anti-dilutive. At September 30, 2011, the Company had no dilutive potential common shares.

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

D.      COMMON STOCK

The Company issued 12,500,000 shares of common stock for $100,000 during the nine months ended September 30, 2011.

E.      NOTES PAYABLE – RELATED PARTY

The Company entered into a loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 3, 2007.  This company is controlled through ownership by a shareholder/director of International Star, Inc.  Under terms of the agreement, the Company has an available credit line balance of $500,000 with interest accruing at 6% per annum.  The interest is due and payable on a quarterly basis (every three months).  The loan is collateralized by a security interest to the above mentioned lender in the amount of 51% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  At September 30, 2011, the Company had borrowed $500,000 under the terms of this loan agreement and had accrued interest of $97,500.  This note has a maturity date of December 3, 2012.

The Company entered into another loan agreement with Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. on December 1, 2008.  Under terms of the agreement, the Company has an available credit line of $200,000 with interest accruing at 10% per annum.  The interest rate increased from 10% to 18% per annum as of March 31, 2009, which was the maturity date of the Note.  At September 30, 2011, the Company had borrowed $200,000 under the terms of this loan agreement, and had accrued interest of $93,950.

F.      ADVANCES FROM SHAREHOLDER

As of September 30, 2011, the Company owes a total of $200,000 for repayment of funds advanced in prior periods by the Chairman of the Board of Directors.  These advances are non-interest bearing and payable on demand.

G.      NOTES PAYABLE – BEAIRD

The Company entered into a loan agreement with Beaird Operating Companies on October 13, 2010.  Under the terms of the loan agreement the Company received $200,000 and in correlation with the note the Company issued 20,000,000 warrants.  This note is due on December 13, 2011.  All principal and interest at the rate of 12%, per annum, is due at that time.  Accrued interest for this loan was $23,000 at September 30, 2011.  The loan is collateralized by a security interest to the above mentioned lender in the amount of 49% interest in the mineral rights of all mining claims owned by the Company or in which the Company has an interest in its properties located in Mohave County, Arizona, along with any future claims acquired by the Company.  The related stock warrants were valued at $58,000 using the Black-Scholes model.  Inputs to this model for the fair value calculation were as follows:  exercise price, $.01; stock price on date of issuance, $.0095; expected term, 2 years; expected volatility, 59%; dividend rate, 0%; and, risk-free rate, .22%.  This amount is recorded as a discount on the note payable and will be amortized over the term of the note.  As of September 30, 2011, $32,107 of the discount had been amortized to interest expense.

On April 25, 2011 the Company received an additional $150,000 under a note payable due December 13, 2011 with interest of 12% secured by a 49%  interest in the Company’s mineral rights in Mohave County, Arizona.  Accrued interest as of September 30, 2011 for this note was $7,750.  In connection with the debt, the Company issued 15,000,000 warrants to purchase the Company’s common stock at an exercise price of $.01 per share, any time prior to the later of April 25, 2013 or the date that the principal is fully paid.  These warrants may be cancelled by the Company after April 25, 2012.  No value has been recognized for the warrants.

As of September 30, 2011, 35,000,000 warrants were still outstanding.

H.      COMMITMENTS AND CONTINGENCIES

Under the terms of the Beaird loans explained in Footnote G above, any unpaid principal on the maturity date of December 13, 2011, will increase by 1.5 times and will continue to accrue interest at a rate of 12% per annum.  No amounts have been recorded for this contingency in these consolidated financial statements.

I.      STOCK OPTIONS

The Company entered into an employment agreement effective April 1, 2008 whereby the Company would issue two separate option agreements to the Company president.  The first option agreement would have allowed the Company president to purchase up to 5,000,000 shares of the Company’s common stock at $.01 per share and the second option agreement would have allowed the Company president to purchase up to 5,000,000 shares of the Company’s common stock at $.03 per share.  The vesting of the option agreements were to be based upon performance incentives to be determined by the Board of Directors.  The employment agreement was amended on August 13, 2008, to allow the Company to issue stock options for an aggregate of 10,000,000 shares of common stock of the Company on such dates and according to such terms as designated by the Board of Directors of the Company.

On April 28, 2010, the Company issued 10,000,000 stock options to its President.  These options are fully vested as of the grant date, have a contractual term of 5 years, and are exercisable at $0.01 per share.  The Company uses the Black-Scholes model to estimate the fair value of its options.  Assumptions used in calculating the fair value for these options were as follows:  exercise price of stock option – $0.01; stock price on date of issuance – $0.01; expected term – 5 years; expected volatility – 69%; dividend rate – $0.00; risk-free interest rate – 0.43%.  Using these assumptions, we estimated the grant date fair value of these options to be $0.0056 per option, or $56,000.  This amount was recorded as compensation expense in our financial statements for the year ended December 31, 2010.  As no options were exercised subsequent to grant date, all 10,000,000 options are still outstanding.  Other information regarding the number of options outstanding and exercisable at September 30, 2011 is as follows:

	Outstanding	Exercisable
Number of options	10,000,000	10,000,000
Weighted average remaining contractual term (years)	3.5	3.5
Weighted average exercise price	$0.01	$0.01
Aggregate intrinsic value	$0	$0

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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our management’s current views with respect to future events and financial performance.  Those statements include statements regarding our intent, belief or current expectations, and those of members of our management team, with respect to such matters as, among other things, our anticipated financial performance, business and exploration plans and prospects, possible strategic alternatives, capital and operating expenditures, economic trends and similar matters, as well as the assumptions on which such statements are based.  Such statements may be identified by terminology such as “may,” “will,” “should,” “could,” “intend,” “expect,” “anticipate,” “assume,” “hope,” “plan,” “believe,” “seek,” “estimate,” “predict,” “approximate,” “potential,” “continue,” or the negative of such terms, and other similar expressions.

Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements due to a variety of factors.  Such factors include, but are not limited to, the availability and cost of debt and equity financing, the availability and reliability of qualified geology, mining and other industry professionals, the impact of competition from other mineral exploration and mining companies, changes in general economic and business conditions in the United States and particularly within the mining industry, changes in market prices of precious and base metals, and the impact of changes in the conditions and regulation of financial markets and public companies.  Readers are urged to carefully review and consider the various disclosures made by us throughout this Quarterly Report, as well as in our other reports filed by us with the Securities and Exchange Commission (“SEC”).  Important factors not currently known to management could cause actual results to differ materially from those in forward-looking statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

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

Our management has developed a long-term strategy for generating revenues from our mineral properties, with a short-term focus on obtaining additional equity or debt funding until such operating revenues can be generated.  We will continue to consider available and feasible options to raise additional capital as needed to fund our operating costs and to continue work on establishing the existence of mineral reserves within our properties to enable us to seek feasible revenue generating opportunities.  We do not anticipate generating any revenue from our mineral properties during the fourth quarter of 2011.

We have used financing obtained in October 2010 and April 2011 to satisfy our operating and exploration expenses for the first nine months of 2011, and we plan to continue to use this financing to fund our operations through the fourth quarter of 2011.  See “– GENERAL – Financing.”  Unless we are able to generate substantial revenues from our mineral properties in the near term, we will need to raise additional equity or debt financing to fund future operating costs and mineral exploration work and to service our debt obligations.  We cannot assure that we will be able to obtain the necessary funding or, even if such financing is obtained, that we will be able to establish the existence of mineral reserves or generate revenues from our properties sufficient to sustain our continued operations or at all.

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

Property and Location

Our current mineral properties consist of a total of approximately 1.9 square miles of land located in the northern Black Mountains in Mohave County, Arizona, approximately 56 miles from Las Vegas, Nevada, and 22 miles south of the Hoover Dam on U.S. Highway 93 (collectively, the “Black Mountains Property”).  The properties are easily accessed by partially paved entry off Highway 93 and have availability to electricity and water.

Our Black Mountains Property consists of approximately 60 lode claims, 53 of which have been recorded with the BLM and Mohave County.  Our claim holdings in this area began with placer claims in the adjacent Detrital Wash area acquired in 1998 through a mineral lease and in 2004 through an exploration rights agreement.  In 2008, we released all of our placer claims in the Detrital Wash area due to economically insufficient placer mineralization.  Our subsequent claims, except for five lode claims acquired by lease in April 2011, have been staked by the Company over or nearby the Company’s previous claim holdings.  The claims we have staked in our Black Mountains Property cover areas of bedrock mineralization indicated by historical data obtained by the Company and confirmed by geochemical assays of mineral samples performed for the Company by licensed independent labs and evaluated according to Canadian National Instrument (NI) 43-101 standards, as well as other areas where we have obtained evidence of mineralization occuring in the bedrock.

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

Based on the presence of gold producing mines in the Black Mountains area and the data we have collected, we believe deposits of precious and base metals may exist within the Black Mountains Property.  Our current exploration efforts are primarily focused on the establishment of gold reserves with a secondary focus on copper and other minerals.  We cannot assure that we will establish the existence of such reserves or that, if such reserves are established, we will be able to commercially exploit such ore deposits.

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

During the first nine months of 2011, we paid a total of $5,278 in filing fees to the BLM and Mohave County to record new claims in the Black Mountains Property and a total of $7,420 in annual maintenance fees to the BLM for our recorded lode claims.

Operations

In 2008, through geology and mining engineer consultants, we developed a program of testing geological samples from our Detrital Wash property for mineralization and mapping the existing geology.  Assay results from the initial phases of this program during 2008 and 2009 indicated significant copper and molybdenum mineralization in the areas of our Detrital Wash claims as well as the presence of gold and silver rich zones of mineralization along trends containing historically mined deposits.  We converted our placer claims to lode claims in 2008 and since then have progressively modified our claim holdings in the northern Black Mountains based on the ongoing results of our exploration program, which has included drilling, sampling, assays and mapping along with the evaluation of historical exploration data.  Our sampling, assays and mapping during 2010 showed gold mineralization to be the most prevalent of the tested minerals in our properties, with some evidence of copper, molybdenum and other minerals.  As a result, during 2010 we shifted the primary focus of our exploration program to the establishment of gold reserves.

During the first nine months of 2011, we have recorded claims staked during the fourth quarter of 2010, located and recorded additional claims in areas nearby our existing claims, and acquired the Van Deemen claims by lease agreement as part of our continued effort to focus on the areas that our data indicates hold the most significant potential for mineral reserves.  We have also obtained substantial information regarding historical exploration in the Van Deemen area.  During the third quarter of 2011, we continued efforts to compile and evaluate this historical information under current industry standards and to compile and evaluate current data through ongoing sampling and assays.  See “– Exploration Program” for more information regarding our exploration program.

During the remainder of 2011, we are continuing sampling and assay work on our properties as well as efforts to compile and evaluate the historical data regarding our Black Mountains Property, particularly in the Van Deemen area, along with results of our ongoing work.  Based on the recommendations of our geologist, we may locate additional claims or release existing claims depending on our assessments of their mineral potential and available funds.  We intend to evaluate the need for additional geochemical and geophysical testing to further assess the mineral reserve potential of the property, subject to available funds.  We also plan to continue to consider potential joint venture or other opportunities to complete the exploration work and to bring the property to the production stage should sufficient reserves be established, as well as options to raise additional capital to fund our exploration program and our operating and compliance costs in 2012.  We cannot guarantee that we will have, or be able to obtain, the necessary funds to complete our planned exploration activities.  See “– GENERAL – Plan of Operation” and “– GENERAL – Going Concern.”

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

Our current management has engaged consultants who have developed an exploration plan involving various methods of geochemical and geophysical testing, in compliance with industry standards, to determine whether mineral reserves exist on our properties.  We have conducted drilling, mapping and sampling activities as part of this plan, including multiple phases of assaying collected geological samples, as well as efforts to evaluate historical exploration data regarding our properties.  We believe the assay results, mapping and historical exploration data obtained on our current properties warrant further exploration of our properties.  See “– GENERAL – Plan of Operation.”  However, further exploration work is subject to sufficient capital resources.

We intend to use our current funds to continue the compilation and evaluation of the historical and current exploration data on our properties and to substantially fund our operating and compliance costs for the remainder of 2011.  However, additional funding will be needed to complete exploration work on our properties and to continue to fund our future operating and compliance costs.  We cannot guarantee that we will obtain any such financing on terms that will be favorable to us or at all, or, even if such financing is obtained, that we will determine that mineral reserves exist or that we will be able to commercially exploit any reserves found on our properties.  See “– GENERAL – Going Concern.”

As of September 30, 2011, our total assets, which consist solely of cash, are $42,883.  Our property and equipment are fully depreciated as of September 30, 2011.  Our total assets at December 31, 2010, were $96,315 consisting of $96,147 in cash and $168 in property and equipment, net of depreciation.  The decrease in our total assets during the nine months ended September 30, 2011, is due to our use of the funding obtained in October 2010 and April 2011 to pay our exploration and other operating expenses incurred during the first nine months of 2011.  See “– GENERAL – Financing” for more information on the October 2010 and April 2011 funding.  These expenses consisted largely of costs associated with our exploration program as well as legal compliance and accounting expenses and other general operating costs.  We expect to use the cash on hand at September 30, 2011, to fund our operating and compliance costs and exploration activities during the fourth quarter of 2011.  We anticipate our funds being substantially depleted by or during the first quarter of 2012 unless we are able to raise additional funds to support our continued operations.

Our total liabilities as of September 30, 2011, are $1,795,433, an increase of $212,892 over total liabilities at December 31, 2010, of $1,582,541.  This increase is largely attributable to the $150,000 in debt financing we obtained in April 2011, along with $75,250 in additional accrued interest on our two lines of credit obtained in December 2007 and December 2008, respectively, and the loans we obtained in October 2010 and April 2011.  See Footnotes E and G in the Notes to the Consolidated Financial Statements and “– GENERAL – Financing.”  The increase is also partly due to the increased value of our October 2010 loan resulting from the amortization of the loan discount, which reflects our issuance of stock warrants to the lender concurrently with our receipt of the loan, and to a slight increase in accrued expenses.  These increases were offset in part by a 10% decrease in our accounts payable due to the use of available funds to pay current operating expenses during the interim period and certain outstanding expenses from the prior year.  During the fourth quarter of 2011, we anticipate additional increases in accrued interest on our outstanding debt obligations and in the value of our October 2010 loan resulting from the continued amortization of the loan discount.  We expect that our other liabilities during the fourth quarter of 2011 will be dictated primarily by costs associated with our exploration program on our Black Mountains Property and efforts to secure additional funds to continue our operations and exploration work or to secure a joint venture or other opportunity to commercially exploit our mineral properties.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

Net Loss.  Our net loss for the nine-month period ended September 30, 2011, was $366,324, compared to a net loss of $307,190 during the nine-month period ended September 30, 2010, an increase of 19.25%.  The nearly 20% increase in our net loss for the first nine months of 2011 over the same period in 2010 was due primarily to substantial increases in our mineral exploration costs and interest expense and a slight increase in professional fees during the first nine months of 2011 as compared to the first nine months of 2010 resulting primarily from our additional exploration work in 2011 and the additional debt financing we obtained in late 2010 and early 2011.  These increases were partially offset by significantly lower compensation and management fees expense due to the one-time expense we incurred during 2010 in connection with the issuance of stock options and by a decrease in general and administrative expenses during the interim period in 2011 as compared to 2010.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the nine-month period ended September 30, 2011, was $156,488, compared to $85,628 for the nine-month period ended September 30, 2010, an increase of $70,860, or 82.75%.  This over 80% increase primarily reflects the costs incurred during the first nine months of 2011 associated with locating and recording new claims, the lease of the Van Deemen claims, the acquisition of historical information regarding the Van Deemen and other areas, efforts to digitally compile our current and historical exploration data, and our ongoing sampling, assaying and mapping activities.  Mineral exploration expenses were more limited during the first nine months of 2010 due to more limited exploration work in the second and third quarters of 2010 based on then available funding.  Exploration costs during the first nine months of 2010 consisted primarily of expenses associated with drilling work on our Black Mountains Property, including related sampling and assay costs, and new mapping of our Black Mountains Property.

Professional Fees Expense.  Professional fees expense for the first nine months of 2011 increased over the same period in 2010 by $11,164, or 16.93%, to $77,104, compared to $65,940 during the first nine months of 2010.  The increase in professional fees for the first nine months of 2011 over the same period in 2010 is primarily due to increased costs incurred during the first half of 2011 related to the preparation and filing of our annual and quarterly reports, along with expenses incurred in connection with our April 2011 financing.

Compensation and Management Fees Expense.  Our compensation and management fees expense during the first nine months of 2011 decreased by $56,000 from $87,500 during the first half of 2010 to $31,500 during the first nine months of 2011.  This decrease is solely related to the expense incurred in 2010 as a result of our issuance of a fully vested stock option for 10,000,000 shares of our common stock to our president in April 2010 pursuant to his employment agreement.  All other amounts of compensation and management fees expense for the first nine months of 2010 and 2011, respectively, consisted of salary to our president.

Depreciation and Amortization Expense.  Depreciation and amortization expense was lower during the first nine months of 2011 compared to the first nine months of 2010 due to our decision to fully depreciate the remaining value of our property and equipment during the first quarter of 2011.

General and Administrative Expense.  Our general and administrative costs were substantially lower on a dollar-for-dollar basis during the nine-month period ended September 30, 2011, at $4,064, compared to $10,247 during the nine-month period ended September 30, 2010.  This decrease is attributable primarily to reduced travel and other administrative expenses incurred during the interim period in 2011 as compared to 2010.

Interest Expense.  During the first nine months of 2011, we incurred interest expense of $97,000 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively, and on our October 2010 and April 2011 loans from an unrelated third party lender.  Interest expense for the first nine months of 2011 also includes an aggregate of $21,750 in amortized discount on our October 2010 loan resulting from our issuance of stock warrants in connection with the loan.  See “– GENERAL – Financing” and Footnotes E and G in the Notes to the Consolidated Financial Statements.  Our interest expense for the first nine months of 2010 consisted of interest accrued on the December 2007 and December 2008 lines of credit.  We have thus far been unable to repay any of these debts due to our limited funds.

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

Net Loss.  Our net loss for the quarter ended September 30, 2011, was $117,604, compared to a net loss of $68,622 during the quarter ended September 30, 2010, an increase of 71.37%.  This substantial increase in our net loss is due primarily to the more limited operating funds that were on-hand during the the third quarter of 2010 as compared to the third quarter of 2011, which restricted our exploration activity, and thus our exploration expenses, during the 2010 period as compared to the current year period.  The increase is also attributable in part to the additional interest costs incurred during the third quarter of 2011 as a result of the funding we obtained in October 2010 and April 2011.

Mineral Exploration Costs Expense.  Mineral exploration costs expense for the three-month period ended September 30, 2011, was $60,236, compared to $12,449 for the three-month period ended September 30, 2010, a nearly five-fold increase.  This significant increase reflects the increased amount of exploration activity on our Black Mountains Property during the third quarter of 2011 as compared to the third quarter of 2010, primarily due to the additional funds available during the current year quarter as compared to 2010, and the additional land and exploration data that the Company has obtained since the third quarter of 2010.  The mineral exploration costs expense amounts for each respective period also include annual maintenance fees paid to the BLM, which were higher in 2011 because of the larger number of recorded mining claims renewed by the Company at September 1, 2011 compared to September 1, 2010, when such fees were due.

Professional Fees Expense.  Professional fees expense for the third quarter of 2011 was $11,177, a decrease of $9,965, or 47.13%, over professional fees expense for the third quarter of 2010 of $21,142.  The decrease is primarily due to additional legal expenses incurred during the third quarter of 2010 in connection with our operating and financing activities as compared to the third quarter of 2011.

Compensation and Management Fees Expense.  Compensation and management fees expense was unchanged from the third quarter of 2010 to the third quarter of 2011 and consisted solely of salary compensation to our president.

Depreciation and Amortization Expense.  Because we fully depreciated the remaining value of our property and equipment during the first quarter of 2011, we had no depreciation and amortization expense during the third quarter of 2011.

General and Administrative Expense.  Our general and administrative costs decreased by $3,627, or 71.56%, to $1,441 during the quarter ended September 30, 2011, compared to $5,068 during the quarter ended September 30, 2010.  This decrease is attributable primarily to additional travel expenses incurred during the third quarter of 2010 related to efforts to secure additional financing for 2011.

Interest Expense.  During the third quarter of 2011, we incurred interest expense of $34,250 as a result of interest accruing on our two lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. in December 2007 and December 2008, respectively, and on our October 2010 and April 2011 loans from an unrelated third party lender.  Interest expense for the third quarter of 2011 also includes $7,250 in amortized discount on our October 2010 loan resulting from our issuance of stock warrants in connection with the loan.  See “– GENERAL – Financing” and Footnotes E and G in the Notes to the Consolidated Financial Statements.  Our interest expense for the third quarter of 2010 consisted of interest accrued on the December 2007 and December 2008 lines of credit.  We have thus far been unable to repay any of these debts due to our limited funds.

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

As part of the initial phase of this exploration program, we located lode claims in the northern Black Mountains and White Hills in 2008 over or nearby our then existing placer claims in the Detrital Wash area based on evidence of mineralization in the bedrock.  We concluded that the placer mineralization on the property was not economically sufficient for continued exploration at that time, and therefore, we released all of our placer claims in the Detrital Wash area in September 2008.  Since 2008, we have released our White Hills claims and have progressively modified our lode claim holdings in the northern Black Mountains to focus on areas that we believe show the most potential for extractable mineral deposits.

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

As a result of our 2010 drilling, sampling and mapping work, we significantly modified our claim holdings in our Black Mountains Property during the third and fourth quarters of 2010 and the first quarter of 2011.  During the third quarter of 2010, we renewed with the BLM only 18 of 78 lode claims in the Black Mountains which we held prior to August 31, 2010.  During the fourth quarter of 2010 and first quarter of 2011, we staked and recorded approximately 30 new lode claims in the Black Mountains Property.

The modification of our claim holdings also reflects a decision by management, based on our 2010 exploration work, to shift the primary focus of our exploration program from copper and molybdenum targets toward exploration for gold reserves, with a secondary focus on copper, molybdenum and other minerals.  As part of this current exploration phase, we have conducted additional sampling and assays in an effort to determine new drilling targets within our current claims.  Samples collected in late 2010 and early 2011 were assayed by ALS Chemex Labs and showed anamolous gold mineralization along with other minerals in nearly all of the samples tested.  In April 2011, we secured five additional recorded lode claims covering the former Van Deemen gold mine through a 10-year lease agreement.  See “– GENERAL – Properties.”  We have obtained substantial mapping, drilling and assay data regarding historical exploration work conducted on the Van Deemen area, primarily by Fischer-Watt Gold Co. and Arizona Star Resources in 1986 and 1987.  We have also obtained some additional historical drilling data regarding other areas of our Black Mountains Property.  Management is working with our primary geologist to compile and evaluate this data under NI 43-101 standards.

During the third quarter of 2011, we continued work on evaluating the historical exploration data regarding our properties under current industry standards and are working with consultants to compile in a digitized format the historical data and the results of our exploration work on the Black Mountains Property.  We continued conducting sampling, assay and mapping work to analyze the mineralization of our properties.  As part of this ongoing work during the third quarter, we submitted 10 samples to ALS Chemex Labs for metallic screen assays to evaluate the nugget effect reported in some of the historical data.  We also continued work on mapping the historical drill holes and determining the locations of the historical drill hole data.  As of this report, we have completed mapping the historical drill holes in the Van Deemen area using GPS equipment and have determined the location of most of the historical assay data that we have obtained for that area.  We have also located approximately six additional claims in other areas of our Black Mountains Property.  The historical data shows significant gold mineralization in the Van Deemen area contained in three small open pits and reported to occur in low angle faults with associated quartz-sericite-hematite-pyrite-clay alteration.  However, we have not yet done sufficient work to independently verify this data under current industry standards or to classify this mineralization as a mineral resource or reserve.  Subject to available funding, we intend to continue exploration work to independently evaluate the mineral reserve potential of our Black Mountains Property under NI 43-101 standards as part of our ongoing effort to compile sufficient data to attract a joint venture or other opportunity to develop any reserves that are determined to exist on our properties.  See “– GENERAL – Plan of Operation.”

Plan of Operation

We intend to continue working to evaluate under NI-43-101 standards the historical mapping, drilling and assay data we obtained from the Fischer-Watt Gold Co. and Arizona Star Resources work and other mining companies that have explored our properties.  We are also continuing work on the digitized compilation of the historical data along with our exploration results on the Black Mountains Property.  We plan to conduct further surface sampling, assays and mapping and may in the coming months conduct an additional limited phase of drilling, if management deems necessary and as funding permits, to further evaluate the potential for gold or other mineral reserves on our Black Mountains Property.  We may also seek to obtain any additional available historical data on our properties and may locate and record additional claims or release existing claims as warranted by the results of our exploration work and based on our available financial resources.

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

Unless and until we can achieve revenues sufficient to maintain our operations, our exploration program is dependent on our ability to raise additional capital from time to time to fund our operating and exploration costs.  We believe we have sufficient capital resources to fund our operating and exploration costs for the remainder of 2011.  See “– GENERAL – Financing.”  We are currently considering available options for additional financing to fund our operating and exploration costs during 2012.  We cannot guarantee that we will be able to raise any necessary additional capital on terms favorable to us or at all.  We also cannot assure, even if such financing is obtained, that mineral reserves will be determined to exist on our properties or that we will be able to successfully attract and consummate a joint venture to develop the property to production stage or any other opportunity to commercially exploit our properties.  See “– GENERAL – Going Concern.”  Our ability to establish and exploit any reserves of precious or base minerals found on our properties will depend, in part, on factors beyond our control, including technological capabilities in the mining industry, current economic conditions and the current market price of any minerals discovered.

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

Concurrently with the April 25, 2011 loan, we sold to Beaird 12,500,000 shares of our common stock at a price of $0.008 per share for an aggregate of $100,000.  These shares were not issued in connection with the exercise of any stock warrants previously issued to Beaird.  We did not obtain any funds through sales of our equity securities during the third quarter of 2011.

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

The Company has in the past obtained debt financing through lines of credit obtained from Kilpatrick’s Rose-Neath Funeral Homes, Crematorium and Cemeteries, Inc. (“KRFH”).  We currently have outstanding principal balances of $500,000 and $200,000 from two lines of credit obtained from KRFH in December 2007 and December 2008, respectively.  These funds were used to pay our operating and exploration expenses during 2008 and 2009, and no additional funds are available under these lines of credit.  Our December 2008 line of credit became due on March 31, 2009, and our December 2007 line of credit becomes due on December 3, 2012.  As of September 30, 2011, we owe $97,500 and $93,950, respectively, in interest on these two lines of credit.  See Footnote E to the Financial Statements for more information regarding our lines of credit from KRFH.

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

We used the funds obtained from the October 2010 and April 2011 Beaird loans and stock issuance to fund our exploration and operating costs during the first nine months of 2011.  We plan to continue using the proceeds of our April 2011 Beaird loan and stock issuance to substantially fund our exploration and operating costs for the remainder of 2011.  We do not anticipate achieving any revenues through the fourth quarter of 2011.  We plan to consider additional funding sources as needed to continue our operations and to service our debt obligations from the Beaird loans and our December 2007 and December 2008 lines of credit.  We can provide no assurance that we will be able to achieve sufficient revenues or raise the funds necessary for the repayment of these loans and for our continued operations on terms favorable to us or at all.

LIQUIDITY

Liquidity and Capital Resources

	Nine months ended Sep. 30,
	2011	2010
Net cash used in operating activities	$(303,264)	$(127,908)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	250,000	82,933

General

Overall, we had negative cash flows of $53,264 for the nine months ended September 30, 2011, resulting from $250,000 in cash provided by our financing activities, offset by $303,264 in cash used in our operating activities.  No cash was provided by investing activities during the nine months ended September 30, 2011.  For the nine months ended September 30, 2010, we had negative cash flows of $44,975.  The modest difference in cash flows for the nine-month period ended September 30, 2011, versus the same period in 2010 reflects an offset of increased cash inflows provided by financing activities and a slightly larger increase in cash outflows for operating activities compared to the interim period in 2010.  This is primarily reflective of the expanded exploration activity in 2011 and the use of the additional funds raised in October 2010 and April 2011 to pay current operating expenses in 2011.

Cash Used in Our Operating Activities

For the nine-month period ended September 30, 2011, net cash used in our operating activities was $303,264, an increase of $175,356, or 137.10%, from the same period in 2010.  This significant increase was due to a variety of factors.  These factors include higher exploration costs which led to a greater net loss during the interim period of 2011, the compensation expense we recognized in 2010 when we issued the stock option to our president and the use of current funds in 2011 to pay down outstanding accounts payable and accrued expenses compared to a significant increase in accounts payable and accrued expenses during the interim period of 2010.  The increase in cash outflows in the current year period was partially offset by the amortization of the loan discount on our October 2010 loan.

Cash Provided by Our Financing Activities

Net cash provided by our financing activities during the nine-month period ended September 30, 2011, consisted of the $150,000 loan and the $100,000 common stock purchase by Beaird Operating Companies.  This reflects an increase of $167,067 as compared to net cash provided by financing activities during the nine months ended September 30, 2010.  Net cash provided by our financing activities during the nine-month period ended September 30, 2010, was comprised of $83,183 in cash advances provided by our Chairman, less a $250 refund to a shareholder for an overpayment in connection with the exercise of stock warrants.

Internal Sources of Liquidity

For the nine-month period ended September 30, 2011, the funds generated from our operations were insufficient to fund our daily operations.  We can provide no assurance that funds from our operations will meet the requirements of our daily operations in the future.  Unless and until funds from our operations are sufficient to meet our operating requirements, we will continue to need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because we have been unable to generate revenues from operations, we must rely on external sources of liquidity to fund our our daily operations.

We obtained loans of $200,000 and $150,000 from Beaird on October 13, 2010 and April 25, 2011, respectively.  In connection with the April 2011 loan, we also sold to Beaird shares of our common stock in the amount of $100,000.  See “– GENERAL – Financing.”  We used the funds from the October 2010 loan and a portion of the funds from the April 2011 loan and stock issuance to pay our operating expenses and exploration costs during the first nine months of 2011.  We plan to use the remainder of the proceeds from the April 2011 loan and stock issuance to substantially fund our exploration work and operating expenses during the remainder of 2011.

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

Inflation

Management believes that inflation has not had a material effect on our results of operations in the third quarter of 2011, and does not expect that it will in the fourth quarter of 2011, except to the extent any significant increases in fuel and energy prices could materially and adversely impact the Company by increasing costs for our exploration program and any travel related expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures.

Our management evaluated, with the participation of our President and our Treasurer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2011.  Based on this evaluation, our President and our Treasurer/Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the SEC.

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

(b)      Internal Control over Financial Reporting

There was no change in our internal control that occurred during the three-month period ended September 30, 2011, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company.  At September 30, 2011, we know of no current or threatened legal proceedings involving us or our properties reportable under this Item 1.

ITEM 1A.	RISK FACTORS

As of September 30, 2011, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2010.  See the discussion of our risk factors in the Form 10-K, as filed with the SEC.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

INTERNATIONAL STAR, INC.

Date: November 14, 2011	By:	/s/ Sterling M. Redfern
Sterling M. Redfern
President and Director

Date: November 14, 2011	By:	/s/ Jacqulyn B. Wine
Jacqulyn B. Wine
Secretary, Treasurer/Chief Financial Officer and Director